Form 10-Q
period 2022-06-30
CORPHOUSING GROUP INC.
filed 2022-09-26
CIK 1893311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 001-41473

CORPHOUSING GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	82-3334945
(State or other jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)

2125 Biscayne Blvd Suite 253 Miami, Florida 33137	33137
(Address of principal executive offices)	(Zip code)

(833)-723-7368

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.00001 par value per share	CHG	Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 26, 2022, the registrant had 26,529,418 shares of common stock, $.00001 par value, outstanding.

Part I - Financial Information

CORPHOUSING GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(unaudited)
	June 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$556	$6,998
Processor retained funds	4,616,255	56,864
Prepaid expenses and other current assets	512,939	166,667
Deferred offering costs	1,234,500	771,954
Security deposits – current	276,943	276,943
Total Current Assets	$6,641,193	$1,279,426
Other Assets
Furniture and equipment, net	8,944	11,500
Restricted cash	1,100,000	1,100,000
Security deposits – noncurrent	4,108,010	1,377,010
Operating lease right-of-use asset, net	49,941,971	—
Total Other Assets	55,158,925	2,488,510
Total Assets	$61,800,118	$3,767,936
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$5,301,053	$4,209,366
Rents received in advance	4,071,095	1,819,943
Merchant cash advances – net of unamortized costs of $0 and $57,768, respectively	575,489	1,386,008
Loans payable – current portion	2,780,054	1,267,004
Loans payable – SBA – PPP Loan – current portion	815,183	815,183
Convertible loans payable – related parties – current portion	2,596,865	—
Loans payable – related parties – current portion	1,071,128	22,221
Operating lease liability – current	7,182,381	—
Income taxes payable	750,000	—
Total Current Liabilities	25,143,248	9,519,725
Long-Term Liabilities
Loans payable	545,789	925,114
Loans payable – SBA – EIDL Loan	800,000	800,000
Loans payable – related parties	—	496,500
Convertible loans payable – related parties	700,195	2,608,860
Line of credit	94,975	94,975
Deferred rent	—	536,812
Operating lease liability	43,962,492	—
Total Long-term Liabilities	46,103,451	5,462,261
Total Liabilities	71,246,699	14,981,986
Commitments and Contingencies
Stockholders’ Deficit
Members’ Deficit	—	(11,214,050)
Common stock (shares authorized, issued and outstanding – 90,000,000; 21,675,001; 21,675,001; respectively)	216	—
Accumulated deficit	(9,446,797)	—
Total Stockholders’ Deficit	(9,446,581)	(11,214,050)
Total Liabilities and Stockholders’ Deficit	$61,800,118	$3,767,936

See accompanying notes to condensed consolidated financial statements.

CORPHOUSING GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Rental Revenue	$12,656,540	$6,728,686	$24,419,439	$11,688,873
Refunds and Allowances	2,455,202	2,545,820	5,118,676	4,199,978
Net Rental Revenue	10,201,338	4,182,866	19,300,763	7,488,895
Cost of Revenue	7,344,720	4,035,238	13,930,882	7,920,531
Gross Profit (Loss)	2,856,618	147,628	5,369,881	(431,636)
General and Administrative Expenses
Administrative and other	809,121	701,040	1,559,742	1,258,458
Professional fees	76,500	37,390	305,485	90,404
Total General and Administrative Expenses	885,621	738,430	1,865,227	1,348,862
Net Income (Loss) Before Other Income (Expense)	1,970,997	(590,802)	3,504,654	(1,780,498)
Other Income (Expense)
Other income	137,154	434	587,067	467
Interest and financing costs	(595,742)	(542,764)	(1,159,879)	(660,007)
Total Other Expenses	(458,588)	(542,330)	(572,812)	(659,540)
Income (Loss) Before Provision for Income Taxes	1,512,409	(1,133,132)	2,931,842	(2,440,038)
Provision for Income Taxes
Current	750,000	—	750,000	—
Net Income (Loss)	$762,409	$(1,133,132)	$2,181,842	$(2,440,038)
Basic and diluted earnings per common share	$0.04	$—	$0.10	$—
Basic and diluted weighted average number of common shares outstanding	21,675,001	—	21,315,747	—

See accompanying notes to condensed consolidated financial statements.

CORPHOUSING GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the three and six month periods ended June 30, 2022 and 2021

(Unaudited)

			Members’	Additional	Accumulated	Stockholders’
	Common Stock		Deficit	Paid-In Capital	Deficit	Deficit
Balance – December 31, 2020 partnership equity	—	$—	$(7,795,669)	$—	$—	$—
Net Loss			(1,306,906)
Contributions			33,821
Distributions			(568,485)
Balance – March 31, 2021 partnership equity	—	—	$(9,637,239)	$—	$—	$—

Net Loss			(1,133,132)
Contributions			10,205
Distributions			(430,240)
Balance – June 30, 2021 partnership equity	—	$—	$(11,190,406)	$—	$—	$—

Balance – December 31, 2021 partnership equity, previously reported	—	$—	$(11,214,050)	$—	$—	$(11,214,050)
Cumulative effect of changes in accounting principle	—	—	(414,373)	—	—	(414,373)
Conversion to C Corp	21,675,001	216	11,628,423	—	(11,628,639)	—
Net Income	—	—	—	—	1,419,433	1,419,433
Balance – March 31, 2022	21,675,001	$216	$—	—	$(10,209,206)	$(10,208,990)
Net Income	—	—	—	—	762,409	762,409
Balance – June 30, 2022	21,675,001	$216	$—	$—	$(9,446,797)	$(9,446,581)

See accompanying notes to condensed consolidated financial statements.

CORPHOUSING GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities
Net Income (Loss)	$2,181,842	$(2,440,038)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	2,556	—
Changes in operating assets and liabilities:
(Increase) in:
Processor retained funds	(4,559,391)	(55,200)
Prepaid expenses and other assets	(346,272)	(24,500)
Security deposits- current	—	(97,961)
Security deposits- noncurrent	(2,731,000)	(521,602)
Operating lease right-of-use asset	(49,941,971)	—
Increase (Decrease) in:
Accounts payable and accrued expenses	1,091,687	(1,252,473)
Deferred rent	(951,185)	63,548
Operating lease liability	51,144,873	—
Income taxes payable	750,000	—
Rents received in advance	2,251,152	3,756,577
Net cash used in operating activities	(1,107,709)	(571,649)
Cash Flows from Financing Activities
Deferred offering costs – net	(462,546)	(50,000)
Proceeds from loans payable – net	1,133,725	541,634
Proceeds from loans payable – related parties – net	1,240,607	201,085
(Repayments of) proceeds from merchant cash advances – net	(810,519)	840,986
Contributions from members	—	44,026
Distributions to members	—	(998,725)
Net cash provided by financing activities	1,101,267	579,006
Net (Decrease) increase in Cash and Restricted Cash	(6,442)	7,357
Cash and Restricted Cash – beginning of period	1,106,998	512
Total Cash and Restricted Cash – end of period	1,100,556	7,869
Cash	556	7,869
Restricted Cash	1,100,000	—
Total Cash and Restricted Cash	$1,100,556	$7,869
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Taxes	$—	$—
Interest	$1,010,688	$518,694

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

CORPHOUSING GROUP INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2022

1 -   DESCRIPTION OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

CorpHousing Group (CHG) utilizes a long-term lease, asset-light business model to acquire and manage a growing portfolio of short-term rental properties in major metropolitan cities. The Company’s future growth focuses primarily on seeking to create “win-win” opportunities for owners of dislocated hotels, including those impacted by COVID-19 travel restrictions, while providing CHG favorable operating margins. CHG operates these properties in a cost-effective manner by leveraging technology to identify, acquire, manage, and market them globally to business and vacation travelers through dozens of third-party sales and distribution channels, and the Company’s own online portal.

The Company manages a portfolio of multi-family and hotel units located in metropolitan cities in California, New York, Florida, Washington, Colorado, Massachusetts, and Washington D.C. As of June 30, 2022 and 2021, total units available were 584 and 423, respectively. Average units available for the three months and six months ended June 30, 2022, were 565 and 577, respectively as compared to 376 and 396, respectively for the three months and six months ended June 30, 2021.

The consolidated financial statements include the accounts of CorpHousing Group Inc. (“Corphousing”) and its wholly owned subsidiary SoBeNY Partners LLC (SoBeNY”). In June 2021, the members of SoBeNY exchanged all of their membership interests for additional membership interests in Corphousing LLC, with SoBeNY becoming a wholly owned subsidiary of Corphousing LLC. Both entities were under common control at the time of the transaction. Since there was no change in control over the net assets, there is no change in basis in the net assets.

In January 2022, Corphousing and its wholly owned subsidiary, SoBeNY, converted into C corporations, with the then current members of Corphousing becoming the stockholders of the newly formed C corporation, CorpHousing Group Inc. The conversion has no effect on our business or operations and was undertaken to convert the forms of these legal entities into corporations for purposes of operating as a public company. All properties, rights, businesses, operations, duties, obligations and liabilities of the predecessor limited liability companies remain those of CorpHousing Group Inc. and SoBeNY Partners Inc.

All significant intercompany accounts and transactions have been eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the financial statements and additional information as contained in our prospectus for the year ended December 31, 2021 filed on August 15, 2022. Results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2022. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise.

2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.    Basis of Presentation — The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

b.    Revenue Recognition — The Company’s revenue is derived primarily from the rental of Units to its guests. The Company recognizes revenue when obligations under the terms of a contract are satisfied and control over the promised goods and services is transferred to the guest. For the majority of revenue, this occurs when the guest occupies the Unit for the agreed upon length of time and receives any services that may be included with their stay. Revenue is measured as the amount of consideration it expects to receive in exchange for the promised goods and services. The Company recognizes any refunds and allowances as a reduction of rental income in the consolidated statements of operations.

The Company accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 which was adopted at the beginning of fiscal year 2018 using the modified retrospective method. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the effect was immaterial.

Payment received for the future use of a rental unit is recognized as a liability and reported as rents received in advance on the balance sheets. Rents received in advance are recognized as revenue after the rental unit is occupied by the customer for the agreed upon length of time or, if the rental is cancelled, rental amounts are refunded to customers (by us or our third-party service providers, or through reversal of the customers’ charges against our processer-retained funds) or forfeited by the customers in accordance with the specific terms of the reservation. The rents received in advance balance as of June 30, 2022 and December 31, 2021, was $4,071,095 and $1,819,943, respectively and is expected to be recognized as revenue within a one-year period.

c.    Use of Estimates — The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

d.    Fair Value of Financial Instruments — The carrying amount of cash, processor retained funds, security deposits, accounts payable and accrued expenses, rents received in advance, and merchant cash advances approximate their fair values as of June 30, 2022 and December 31, 2021 because of their short term natures.

e.    Advertising — Advertising and marketing costs are expensed as incurred. During the three months and six months ended June 30, 2022, advertising and marketing costs incurred by the Company totaled zero and $26, compared to $196,600 for the three months and six months ended June 30, 2021, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

f.    Commissions — The Company pays commissions to third-party sales channels to handle the marketing, reservations, collections, and other rental processes for most of the units. For the three months and six months ended June 30, 2022, were $1,393,128 and $2,690,298, respectively compared to $317,108 and $430,620, respectively for the three months and six months ended June 30, 2021. These expenses are included in cost of revenue in the accompanying consolidated statement of operations.

g.    Deferred Rent — The Company has entered into several operating lease agreements, some of which contain provisions for future rent increases. In accordance with GAAP, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is reflected as a separate line item in long-term liabilities in the accompanying consolidated balance sheets. The Company adopted Topic 842 effective January 1, 2022. See note 4 for more details.

h.    Income Taxes — In accordance with GAAP, the Company follows the guidance in FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company recorded a provision for income taxes of $750,000 for the six months and June 30, 2022 implying a tax rate of approximately 30% before the consideration of other income.

For 2021, the Company, which has been classified as a partnership for federal income tax purposes, is not subject to federal, state, and certain local income taxes and, accordingly, makes no provision for income taxes in its financial statements. The Company’s taxable income or loss is reportable by its stockholders. For 2022, the Company, converted into a C corporation.

i.    Sales Tax — The majority of sales tax is collected from customers by our third-party sales channels and remitted to governmental authorities by these third-party sales channels. For any sales tax that is the Company’s responsibility to remit, the Company records the amounts collected as accrued expenses and relieves such liability upon remittance to the taxing authority. Rental income is presented net of any sales tax collected. As of June 30, 2022 and December 31, 2021,the

Company accrued sales tax payable of approximately $866,409 and $296,000, respectively and it is included in accounts payable and accrued expenses in the consolidated balance sheet. The Company is in the process of filing for the Voluntary Disclosure and Compliance Program with any taxing authority to avoid any potential penalties where the Company has been delinquent in filing returns.

j.    Paycheck Protection Program Loan (“PPP”) — As disclosed in Note 3, the Company has chosen to account for the loan under FASB ASC 470, Debt. Repayment amounts due within one year are recorded as current liabilities, and the remaining amounts due in more than one year, if any, as other liabilities. In accordance with ASC 835, Interest, no imputed interest is recorded as the below market interest rate applied to this loan is governmentally prescribed. If the Company is successful in receiving forgiveness for those portions of the loan used for qualifying expenses, those amounts will be recorded as a gain upon extinguishment as noted in ASC 405, Liabilities.

k.    Earnings Per Share (“EPS”) — The Company has no common stock equivalents and as a result basic and diluted shares and weighted average shares outstanding are the same.

3 -   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has negative working capital of $18,502,055 and a stockholders’ deficit of $9,446,581, as of June 30, 2022. For the six months ended June 30, 2022, the Company achieved net income of $2,181,842. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these financial statements are issued. Management intends to finance operations over the next twelve months through continued net income and profits, borrowings from existing loans, by entering into new loan agreements and by an initial public offering and subsequent sales of common stock.

The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

4 -   LEASES

In February 2017, the FASB issued ASU No. 2016-02, Leases (“Topic 842”), to provide guidance on recognizing lease assets and lease liabilities on the consolidated balance sheet and disclosing key information about lease arrangements, specific differentiating between different types of leases. The Company adopted Topic 842, with an effective date of January 1, 2022. The consolidated financial statements from this date are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy. This standard requires all lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments.

Under Topic 842, the Company applied a dual approach to all leases whereby the Company is a lessee and classifies leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the Company. Lease classification is evaluated at the inception of the lease agreement. Regardless of classification, the Company records a right-of-use asset and a lease liability for all leases with a term greater than 12 months. Operating lease expense is recognized on a straight-line basis over the term of the lease.

Operating right of use (“ROU”) assets and operating lease liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating right of use assets represent our right to use an underlying asset and is based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we estimate incremental secured borrowing rates corresponding to the maturities of the leases.

The adoption of the new lease standard had a significant impact on the Consolidated Balance Sheets, resulting in the recognition on 1/1/2022 a right-of-use asset of $36,304,289, current lease liabilities of $7,370,890 and long-term lease liabilities of $29,884,584. In addition, the Company recognized an approximate $414,373 cumulative effect adjustment to retained earnings on the Consolidated Statements of Shareholders’ Equity related to the unamortized deferred lease costs incurred in prior periods which do not meet the definition of initial direct costs under Topic 842. The adoption of Topic 842 did not have a significant impact on the lease classification or a material impact on the Consolidated Statements of Operations and liquidity.

The components of the right-of-use asset and lease liabilities as of June 30, 2022 are as follows:

At June 30, 2022, supplemental balance sheet information related to leases were as follows:

Operating lease right of use asset	$49,941,971
Operating lease liability, current portion	$7,182,381
Operating lease liability, net of current portion	$43,962,492

At June 30, 2022, future minimum lease payments under the non-cancelable operating leases are as follows:

Twelve Months Ending June 30,
2023	$9,730,956
2024	9,916,779
2025	10,106,552
2026	10,422,764
2027	7,788,145
Thereafter	72,773,441
Total lease payment	$120,738,637

The following summarizes other supplemental information about the Company’s operating lease:

June 30,
2022
Weighted average discount rate	10%
Weighted average remaining lease term (years)	9.1 years

	Three Months	Six Months
	Ended	Ended
	June 30, 2022	June 30, 2022
Operating lease cost	$2,839,925	$5,787,499

5 -   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued expenses totaled $5,301,053 and $4,209,366 as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 the balance consisted of approximately $937,459 of credit cards payable, $681,000 of professional fees, $1,184,481 of rent, $425,000 of commissions, $866,409 in sales tax, $678,669 in costs related to the initial public offering, $112,500 of furniture, and $415,537 of other miscellaneous items. As of December 31, the balance consisted of approximately $980,000 of credit cards payable, $600,000 of professional fees, $570,000 of rent, $570,000 of commissions, $475,000 of short-term negative cash balances, $295,000 in sales tax, $290,000 in costs related to the initial public offering, $228,000 of refunds, $97,000 of furniture, and $105,000 of other miscellaneous items.

6 -   LOANS PAYABLE — SBA — PPP LOAN

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted to provide emergency assistance for individuals, families, and organizations affected by the coronavirus pandemic. The PPP, created through the CARES Act, provides qualified organizations with loans of up to $10,000,000. Under the terms of the CARES Act and the PPP, the Company can apply for and be granted forgiveness for all or a portion of the loan issued to the extent the proceeds are used in accordance with the PPP.

In April and May 2020, SoBeNY and Corphousing obtained funding of $516,225 and $298,958, respectively, from a bank established by the Small Business Administration (“SBA”). The loans have an initial deferment period wherein no payments are due until the application of forgiveness is submitted, not to exceed ten months from the covered period. Interest will continue to accrue during this deferment period. After the deferment period ends, the loans are payable in equal monthly installments of $29,052 and

$15,932, respectively, including principal and interest at a fixed rate of 1.00%, through April and May 2022. No collateral or personal guarantees were required to obtain the PPP loans.

Accrued interest at June 30, 2022 and December 31, 2021, was $16,303 and $13,337, respectively and is included in accounts payable and accrued expenses in the consolidated balance sheets.

Future minimum principal repayments of the SBA — PPP loans payable are as follows:

For the Twelve Months Ending June 30,
2023	$815,183

7 -   LOANS PAYABLE — SBA — EIDL LOAN

During 2020, the Company received three SBA Economic Injury Disaster Loans (“EIDL”) in response to the COVID-19 pandemic. These are 30-year loans under the EIDL program, which is administered through the SBA. Under the guidelines of the EIDL, the maximum term is 30 years; however, terms are determined on a case-by-case basis based on each borrower’s ability to repay and carry an interest rate of 3.75%. The EIDL loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The proceeds from this loan must be used solely as working capital to alleviate economic injury caused by the COVID-19 pandemic.

On April 21, 2020, SoBeNY received an EIDL loan in the amount of $500,000. The loan bears interest at 3.75% and requires monthly payments of principal and interest of $2,437 beginning April 21, 2022, and is personally guaranteed by a managing stockholder. On June 18, 2020, Corphousing received an EIDL loan in the amount of $150,000. The loan bears interest at 3.75% and requires monthly payments of principal and interest of $731 beginning June 18, 2022. On July 25, 2020, S-Be received an EIDL loan in the amount of $150,000. The loan bears interest at 3.75% and requires monthly payments of principal and interest of $731 beginning July 25, 2022. Any remaining principal and accrued interest is payable thirty years from the date of the EIDL loan.

The outstanding balance at June 30, 2022 and December 31, 2021, was $800,000 and $800,000, respectively.

Accrued interest at June 30, 2022 was $62,656 and is included in accounts payable and accrued expenses in the consolidated balance sheets.

Future minimum principal repayments of the SBA — EIDL loans payable are as follows:

For the Twelve Months Ending June 30,
2023	$8,316
2024	14,551
2025	15,106
2026	15,682
2027	16,280
Thereafter	730,065
$800,000

8 -   MERCHANT CASH ADVANCES

The Company entered into multiple Merchant Cash Advance (“MCA”) factoring agreements to fund operations. The Company is required to repay the MCA in fixed daily payments until the balance is repaid. The MCA is personally guaranteed by a stockholder. Fees associated with the MCA have been recognized in interest expense in the accompanying consolidated statement of operations. As of June 30, 2022 and December 31, 2021, the outstanding balance on these merchant cash advances net of unamortized costs was $575,489 and $1,386,008, respectively and is expected to be repaid within twelve months.

9 -   LOANS PAYABLE

Loans payable consist of the following as of:

	June 30,	December 31,
	2022	2021
Original borrowings of $100,000, bears interest at 1%, requires no payments until maturity in March 2024	$20,500	$20,500
Original borrowings of $250,000, bears interest at 1%, requires no payments until maturity in January 2024	210,500	210,500
Original payable of $151,096 with additional net borrowings of $89,154, requires monthly payments of $1,500 until total payments of $240,250 have been made	1,050	242,053
Original payable of $553,175 with additional net borrowings of $125,412, requires monthly payments of $25,000 until total payments of $678,587 have been made	553,175	553,175
Original payable of $492,180, requires monthly payments of $25,000 until total payments of $492,180 have been made	865,618	1,020,890
Original borrowings of $1,500,000 and unamortized original issue discount of $225,000, bears interest at 5%, requires no payments until maturity in May 2023	1,500,000	—
Original borrowings of $60,000, bears interest at 1%, requires no payments until maturity in January 2024	60,000	—
Original amounts due of $195,000, related to services provided by a vendor, requires monthly payments of $10,000 through May 2022, then monthly payments of $25,000 through August 2022 at which time any remaining balance is due	115,000	145,000
	3,325,843	2,192,118
Less: Current maturities	2,780,054	1,267,004
	$545,789	$925,114

Future minimum principal repayments of the loans payable are as follows:

For the Twelve Months Ending June 30,
2023	$2,780,054
2024	545,789
$3,325,843

10 - LOANS PAYABLE — RELATED PARTIES

Loans payable — related parties consists of the following:

	June 30,	December 31,
	2022	2021
Original borrowings of $496,500, bears interest at 6%, requires no payments until maturity in May 2023. Lender is a stockholder of the Company	$459,000	$496,500
Original borrowings of $341,000, bears interest at 6%, requires no payments until maturity in April 2023. Lender is a stockholder of the Company	341,000	—
Original borrowings of $150,000, bears interest at various rates based on the lenders borrowing rates. No stated repayment terms. Lender is controlled by the managing stockholder and owned by his spouse	271,128	22,221
	1,071,128	518,721
Less: Current maturities	1,071,128	22,221
	$—	$496,500

Future minimum principal repayments of the loans payable — related parties are as follows:

For the Twelve Months Ending June 30,
2023	$1,071,128
$1,071,128

11 - CONVERTIBLE NOTES - RELATED PARTIES

	June 30,	December 31,
	2022	2021
Original borrowings of $1,966,019, bears interest at 6%, requires no payments until maturity in April 2023. Lender is related to the managing stockholder. Contingently convertible upon certain triggering events, at the holder’s option upon an initial public offering	$1,266,865	$1,966,019
Convertible note of $1,330,000 bears interest at 1.5%, requires no payments until maturity. Notes mature and convert at IPO into equity at 75% of IPO price.	$1,330,000	—
Convertible revolving credit line of $650,000, bears interest at 1%, requires no payments until maturity in March 2024. Contingently convertible upon certain triggering events, at the holder’s option, nut no earlier than maturity, at a conversion ratio equal to 1% of enterprise value measured at conversion. Lender is related to the managing stockholder	700,195	642,841
	$3,297,060	$2,608,860
Less: Current maturities	2,596,865	—
	$700,195	$2,608,860

Future minimum principal repayments of the loans payable — related parties are as follows:

For the Twelve Months Ending June 30,
2023	$2,596,865
2024	700,195
$3,297,060

12 - LINE OF CREDIT

In February 2019, the Company entered into a line of credit agreement in the amount of $95,000. The line bears interest at prime, 4.75% as of June 30, 2022, plus 3.49%. The line matures in February 2029. Outstanding borrowings were $94,975 as of June 30, 2022 and December 31, 2021.

13 - RELATED PARTY TRANSACTIONS

In addition to the transactions described in Notes 10 and 11, above, the Company engaged in the following transactions with related parties:

Consulting services related to the management of the Company, including overseeing the leasing of additional units and revenue management, were provided to the Company through a consulting agreement with SuperLuxMia LLC, a consulting firm owned by a stockholder of the Company. For the three months and six months ended June 30, 2022, these consulting fees of the Company totaled approximately $0 and $191,845, respectively, as compared to $246,115 and $386,805, respectively for the three months and six months ended June 30, 2021, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

The Company’s Chief Accounting Officer (CAO) provided services to our company through a consulting agreement with an entity owned by the CAO. For the three months and six months ended June 30, 2022, related fees totaled approximately $12,500 and $47,500, respectively as compared to $35,000 and $45,000, respectively, for the three months and six months ended June 30, 2021, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

14 - RISKS AND UNCERTAINTIES

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash. The Company places its cash with high quality credit institutions. At times, balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. All accounts at an insured depository institution are insured by the FDIC up to the standard maximum deposit insurance of $250,000 per institution. At June 30, 2022, aggregate cash balances did not exceed the insured limit.

15 - MAJOR SALES CHANNELS

The Company uses third-party sales channels to handle the reservations, collections, and other rental processes for most of the units. Three sales channels represented approximately, 91% and 88%, respectively, of total revenue during the three months and six months ended June 30, 2022, as compared to 90% and 93%, respectively for the three months and six months ended June 30, 2021. The loss of business from one or a combination of the Company’s significant sales channels, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

16 - COMMITMENTS AND CONTINGENCIES

The World Health Organization characterized the Covid-19 virus as a global pandemic on March 11, 2020. The COVID-19 outbreak in the United States has caused business disruption through mandated and voluntary closings of multiple industries. While disruption is currently expected to be temporary, there is considerable uncertainty regarding the duration of the closings. The extent to which COVID-19 impacts future results, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the action to contain it or treat its impact, among others. At this time, the Company cannot estimate with meaningful precision the potential impact to its financial and operational results.

17 - SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through September 26, 2022, the date the financial statements were available to be issued.

Subsequent to June 30, 2022, the Company entered into leases, letter of intents, or agreements to enter into leases with start dates through December 31, 2022. The new lease terms expire on various dates though December 31, 2037.

In July 2022, the Company entered into security purchase agreements with certain private investors under which it sold, in a private placements (“July 2022 Bridge Financing”), $1,955,000 principal amount. The Company has issued 252,875 Warrants in conjunction with the July 2022 Bridge Financing. The proceeds of this financial have been used by the Company to fund letter-of-credit based security deposits on new properties. This note bears interest at 5% per annum, with all accrued interest payable at maturity. The note matures on June 30, 2023 and is secured by a first priority security interest in all of the Company’s assets until such time as such notes are repaid or converted into a to be created series of the Company’s preferred stock or the Company’s common stock under the terms thereof. The July 2022 Bridge Financing is prepayable by the Company at any time at its election, together with a 15% prepayment premium. Following consummation of an initial public offering, the Company have the right, exercisable at its option, to convert all of the July 2022 Bridge Financing into a series of newly issued preferred stock. If the Company makes such an election, these notes will convert into a series of the Company’s preferred stock that will have an aggregate stated value equal to the aggregate principal (and interest then accrued thereon) of the notes being so converted, and pay dividends at 5% per annum on such stated value (accruing and payable at maturity or redemption of the preferred stock) and will be senior in right of liquidation to all the Company’s common stock and other securities classified as junior securities. Any such preferred stock issued upon conversion of these notes shall, in turn, at the election of the holder, be convertible into that number of shares of the Company’s common stock determined by dividing (a) the aggregate stated value (and accrued and unpaid dividends thereon) of the preferred stock being converted by (b) a conversion price of $3.00 per share. These notes are convertible into shares of the Company’s common stock at the option of the holders thereof at any time at a conversion price of $3.00 per share (75% of the per-share offering price in this offering).

The Company priced its initial public offering (“IPO”) on August 11, 2022 and as a result raised $13.5 million before fees and expenses ($11.4 million after fees and expenses). In conjunction with the IPO, the entire amount of the $1,330,000 of unsecured 1.5% interest promissory notes, $1,000,000 of the 6% convertible notes due April 2023, the entire amount of the 1% convertible notes due March 2024 of $700,195 and the entire amount of the 1% loan payable due March 2024 of $20,500 converted into equity. Also in conjunction with the IPO, the bridge investors requested a repayment of $2.5 million of principal which was paid on August 17, 2022 repaying the entire July 2022 Bridge Financing with the balance going to the $1.5 million loan payable entered into in June 2022 (due May 2023).

In September the Company repaid $300,000 of the 6% related party loan payable due May 2023 (inclusive of repayment premium) and the Company repaid the remaining balance of the 6% convertible notes due April 2023.

In connection with the consummation of the Company’s IPO, the Company issued or granted warrants, inclusive of the warrants issued to the bridge investor in the transaction described above (and in prior bridge investments by such investor) and to certain of the Company’s insiders who provided additional bridge financing to the Company in April 2022, to purchase an aggregate of 1,782,000 shares of the Company’s common stock at a weighted average exercise price of $4.12.

In connection with the consummation of the Company’s IPO, the Company granted options to certain of its officers, directors and employees to purchase an aggregate of 2,644,000 shares of the Company’s common stock at weighed average exercise price of $4.00.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the section entitled “Selected Consolidated Financial Data” and our consolidated financial statements and the related notes included elsewhere in this quarterly report on SEC Form 10-Q (“Quarterly Report”). This discussion contains forward-looking statements that involve risks and uncertainties about our business and operations. Our actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we describe under “Risk Factors” and elsewhere in this Quarterly Report. See “Note on Forward-Looking Statements.” Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We utilize a long-term lease, asset-light business model to acquire and manage a growing portfolio of short-term rental properties in major metropolitan cities. Our future growth focuses primarily on seeking to create “win-win” opportunities for owners of dislocated hotels, including those impacted by COVID-19 travel restrictions, while providing us with favorable operating margins. We operate these properties in a cost-effective manner by leveraging technology to identify, acquire, manage, and market them in our operating cities to business and vacation travelers through dozens of third-party sales and distribution channels, and our own online portal. Guests at our properties are provided Heroic Service™ under our consumer brands, including SoBeNY and LuxUrban. Our Heroic Service™ provides guests a hassle-free experience which exceeds their expectations with “Heroes” who respond to any issue in a timely, thoughtful, and thorough manner.

An important part of our growth strategy is to increase the percentage of our portfolio that is comprised of units located in hotels and other commercially zoned buildings. As commercially zoned buildings are not typically subject to local short-stay length regulation (e.g. New York City prohibits stays of less than 30 days in many residential areas), we will be able to offer a larger number of our units for stays as short as one day, providing us with maximum booking flexibility. Our portfolio growth strategy also includes divesting older leases for properties located in residential areas, in order to further diminish the portion of our operations that could be subject to short-stay length regulation. To this end, in late 2021, we began to wind down portions of our portfolio comprising apartments and residential area units through negotiated surrender and release agreements, while still growing our total portfolio of accommodation units.

Given the complexity of short-stay regulations in the cities in which we operate, we seek to complete the wind-down of our non-performing, residential area-located apartment inventory by the end of the third quarter of 2022. As a result of this, we have ceased operations in certain cities in which we operated during 2021 and in which we maintained principally residentially zoned accommodation units, including Ft. Lauderdale and Miami. We plan to operate and maintain our accommodation units portfolio at a ratio of between 85% to 95% of commercially zoned hotel room inventory and 5% to 15% residential area-located apartment inventory. As of the date of this Quarterly Report, our accommodation units portfolio is comprised of over 90% hotel units located in commercially zoned areas and not subject to short-stay length regulations or contractual provisions and the balance apartment units subject to such regulations. We estimate that more than 90% of our revenues are now generated by accommodation units located in properties that are not subject to any short-stay length regulation or contractual or lease provisions. As our portfolio growth strategy involves (a) adding, almost exclusively, commercially zoned properties that are not subject to short-stay length regulations and (b) divesting older leases for residential area properties, we expect the vast majority of our revenues to be generated through properties allowing for guest stays of any length desired.

As of June 30, 2022, we operated 590 accommodation units across seven cities in the United States. We also plan to launch international operations prior to the end of 2022 and are currently evaluating London and Paris for launch of our first commercial international operations.

We identify and acquire lease rights to hotels and multi-family apartments and hotels with multiple rooms (which we refer to as “units”), directly from real estate developers and property owners through multi-year leases in high-density, urban core, major metropolitan cities located in close proximity to convention centers, universities, hospitals, cultural venues, and annual events.

An integral part of our operations is to secure longer-term leases with economic terms that allow us to make a profit on each accommodations unit individually and on our portfolio of units in the aggregate at projected rental and occupancy rates. In this regard we use proprietary data analytics to select and dynamically price our accommodations offerings. We continually focus on profit margins, by both increasing revenue and minimizing costs, in order to maintain flexibility to invest in acquiring more accommodations units as they become available on attractive terms. This flexibility also enables us, we believe, to out price our competitors while providing comparable or better accommodations and experiences to our guests.

As of the date of this Quarterly Report, we operated in seven cities:

●	Boston;
●	Denver;
●	Los Angeles;
●	Miami Beach;
●	New York;
●	Seattle;
●	Washington, D.C.

We utilize our own and third-party technology across the spectrum of our operations and the guest experience, including

●	Our proprietary data analytics for property selection;
●	Our proprietary data systems for revenue management and dynamic pricing;
●	global sales distribution across dozens of direct-to-consumer and B2B third-party sales pipelines;
●	third-party AI guest background and security screening and verification; and
●	integrated proprietary and third-party technologies to manage our operations remotely, including internal employee communications, property surveillance and analysis.

Key Drivers

Supply Growth

A key driver of our expected revenue growth will be our ability to continue signing leases for hotel properties on compelling commercial terms. In late 2020 and early 2021, we sought to take advantage of the supply glut of short-stay accommodations presented by the Covid-19 pandemic to rapidly grow our portfolio. As 2021 progressed and the country began to emerge from the pandemic, we sought to bring newly acquired units “online” to scale our business in an environment of rising occupancy rates and ADR, which ensured added units would be accretive to growth from the start. As part of our growth strategy, we will continue to seek additional leases for units to increase our portfolio.

Guest Attraction

Another key driver of our expected revenue growth is our ability to continue attracting new guests through various channels. We source demand from a variety of channels, including Online Travel Agencies (“OTAs”), such as Booking.com, Expedia, and Airbnb, as well as directly through Sobenewyork.com and our SoBeNY and LuxUrban apps. Bookings made through OTAs incur channel fees, requiring us to pay a certain percentage of the revenue booked on the OTA in order to compensate the OTA for its listing services. In general, direct bookings are more financially advantageous to us as they do not incur channel fees.

Service

Our “Hero Division” is our primary service component, which is operated in a service-oriented, guest-centric, manner with each team member trained, and expected to adhere to the provision of high-quality guest experiences.

Operational Efficiency

We maximize operational efficiency by maintaining only a nominal physical headquarters and leveraging technology to oversee and communicate with our property-based team members (Heroes). Each is supported by the entire organization and given authority to act as a host/concierge to provide exceptional experiences for our guests. Each of Our Heroes act as resident manager to protect and maintain value for our property owners, and as a business development representative to identify ways to increase profit margins for our company. While our units which are distributed across the United States, within each city, they are clustered in close proximity to one another to enhance and expedite effective execution of ground operations.

Pricing

To compete with other providers and attract guests, we must provide our accommodations at pricing points that are perceived by our guests as providing value. This is a function of the quality of the accommodations, the location, the then-current demand for such accommodations, and the pricing of accommodations available from our competitors. Because we strive to incur minimal corporate overhead by operating with only nominal physical corporate headquarters and on an asset-light basis (with our only material assets being our leases and intellectual properties) we believe we are able to provide a similar quality product for less than our competitors or provide a better quality product for the same price, while remaining profitable. We closely monitor the economics of our units to ensure the price, referred to as Average Daily Rate (ADR), is highly competitive in order to drive high occupancy rates.

Marketing

To continue to drive growth we will need to further build our brand and invest in direct-to-consumer marketing and enhanced Search Engine Optimization (SEO) and social media advertising to increase direct bookings. We will also invest in building business-to-business relationships within the travel industry. These relationships diversify our sales. Our existing B2B relationships were excellent sources of additional revenue streams during the pandemic, when we experienced lower occupancy levels and pricing pressure.

Technology

We will need to continually invest in technology to ensure we provide guests with the latest technology-based amenities and to regularly enhance the safety and management of our properties. We also will continue to develop and invest in data and analytics to better select our properties and provide dynamic pricing. We also intend to invest in technology to enhance our direct-to-consumer marketing via our own mobile apps, a customer relationship management (CRM) database and system to support a loyalty program and drive repeat business, and a learning management system (LMS) to enhance initial and continuing training of our personnel. We are also presently studying a variety of energy management technologies which will make it possible to not only monitor energy consumption with the utmost accuracy, but adjust and optimize energy consumption in response to real-time consumption patterns.

Management’s Opinion of COVID-19’s Business Impact

The ongoing impact of the COVID-19 pandemic on the global economy and the extent to which it will continue to adversely impact us specifically remains uncertain. We believe, based on our historical results prior to COVID-19, the reported results of other companies operating in the travel and accommodation industry during the pandemic, and our improved results (and the improved results of other companies operating in the travel and accommodation industry) following the easing of travel restrictions and other COVID-19 precautions, that our financial results for 2020 and 2021 were materially adversely affected by the COVID-19 pandemic. Since mid 2021, we have seen material improvements in our Occupancy Rates and revenues, trending back towards pre-Covid levels. We cannot be certain, however, that all declines in our operations during the height of Covid were specifically or solely related to Covid or that we will return fully to pre-Covid levels.

While monthly Occupancy Rates and revenue per available room (“RevPAR”) have been gradually improving since the height of the pandemic, we believe that continued improvement will be largely dependent on the effectiveness of COVID-19 prevention (vaccination and continued social distancing) and treatment, infection rates, and governmental responses in the cities and countries in which we operate.

As shown in the table below, we saw Occupancy Rates and RevPAR drop dramatically throughout 2020, with Occupancy Rates dropping by approximately 23% and RevPAR by approximately 35% year over year from 2019 to 2020. In 2021 and 2022, Occupancy Rates and RevPAR rebounded in part, increasing by approximately 18% and 11%, respectively for the full years 2021 and

0% and 13%, respectively for the six months ended June 30, 2022. We expect to see these metrics continue to increase toward pre-Covid results over time, unless new material shutdowns and travel restrictions are put into place.

Year	OCC	REVPAR
2018	86%	160
2019	84%	157
2020	61%	103
2021	72%	122
2022 (Six months ended June 30, 2022)	72%	138

The COVID-19 pandemic transformed how society works, connects, and travels, while at the same time creating incredible challenges, particularly for the hospitality industry. In early March 2020, we began to experience the early effects of the COVID-19 pandemic. As the world locked down, we acted to reduce costs and bolster revenues to mitigate the impacts of the COVID-19 pandemic. As part of our COVID-19 response strategy, we:

●	Utilized relief clauses contained in many of our leases and further negotiated additional rent concessions and deferrals with real estate owners. These efforts provided us with meaningful rent savings compared to its initial 2020 budget;
●	focused efforts on increasing existing sources of demand and generating new sources of demand during the COVID-19 pandemic; and
●	kept our doors open to serve guests ensuring there stay was clean and safe;

Despite travel restrictions, guests continued to utilize our inventory. At the height of COVID-19 lockdowns, many consumers turned to us, including people social distancing from roommates and family members, those who were stranded away from home, and guests taking “staycations” or a change of scenery. We also hosted nurses and other healthcare professionals working in cities away from home or who simply needed to be nearer to their hospitals and health care facilities.

Notwithstanding the foregoing, the extent and duration of the impact of the COVID-19 pandemic over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the introduction and spread of new variants of the virus, including, for example, the Delta and Omicron variant.

Regulations Governing Short-Term Rentals

We launched our New York City operations in late 2019. Cities, such as New York, have been diligent in the implementation and enforcement of short-stay rental regulations to ensure the safety of its communities and housing availability and affordability. Typically these regulations prohibit rentals having durations of less than 30 days. As the COVID-19 global pandemic, and related travel restrictions and shutdowns, emerged, New York City implemented unprecedented eviction moratoriums. As a result of our operations and the pandemic, we historically experienced violations of short-term rental regulations in some of our units located in residentially zoned areas, including those caused by subtenants who illegally occupy some of our units beyond their rental term (i.e., “squatters”), and, in some cases, illegally “sublet” our units to others. In these circumstances, we took legal measures to reclaim our units, including filing lawsuits seeking orders of removal, and notifying the applicable authorities. Given existing state and local government policy, as well as pandemic-affected resource limitations within the courts, we received limited relief. As part of our going-forward strategy, we have divested ourselves of all leases of residentially zoned properties in New York City and only operate properties that are not subject to these short-stay regulations. In conjunction with this divestiture, we have worked with New York City’s DOB and OSE to settle any past short-term stay violations, with any settlement expected by management to be nonmaterial.

As our business has grown, we have implemented additional measures to avoid or minimize the incurrence of such violations in all of our operating cities. These measures include our strategy to build our growing portfolio of accommodation units with the acquisition of long-term leases for hotels and other buildings that are commercially zoned and not subject to the regulations applicable to residentially zoned areas. We also continuously refine our booking platforms and related software and data to properly identity each type of unit being marketed on our platforms and to systematically prohibit rental lengths that do not comply with existing regulations in the municipalities in which such units are located.

Given the complexity of short-stay regulations in the cities in which we operate, we seek to complete the wind-down of our non-performing, residential area-located apartment inventory by the end of the third quarter of 2022. We plan to operate and maintain our accommodation units portfolio at a ratio of between 85% to 95% of commercially zoned hotel room inventory and 5% to 15%% residential area-located apartment inventory. As of the date of this Quarterly Report, our accommodation units portfolio is comprised of over 90% hotel units that are not subject to short-stay length regulations or contractual provisions and the balance apartment units that are subject to such restrictions. Our portfolio growth strategy involves (a) adding, almost exclusively, commercially zoned properties that are not subject to short-stay length regulations and (b) divesting older leases for residential area properties. As a result, the need to comply with local or contractual short-stay length regulations or requirements, and the costs related thereto, have become increasingly immaterial to our operations.

Local Tax Compliance and Monitoring

As part of our compliance review, we determined that certain state and local tax payments for short-term stays below prescribed tax regulation cutoffs had not been properly collected and applied, either directly by us or the platforms through which customers reservation and payments are made. We are working with state and local tax authorities to pay all applicable taxes, penalties, and interest. We have reserved amounts to cover such payments on our financial statements for the years ended December 31, 2020 and December 31, 2021 and the six months ended June 30, 2022. We estimate that total payment obligations for these amounts will approximate $866,409. To properly scale our business in a compliant manner, we have implemented a leading tax compliance, filing, and reporting platform into our operations. As a result of these efforts, all tax collection is automated across the entire scope of our operations and portfolios.

Revenue and Expense by City

We endeavor to maintain a percentage of total revenue and expense in each city in which operate that matches our projected revenue potential of each city. The table below outlines our distribution of revenue and expense across our operating cities during the past three years:

	Annual % of Revenue By City
	2021	2020	2019
Boston	18%	6%	—
DC	3%	15%	13%
Denver	7%	1%	7%
Fort Lauderdale	2%	—	—
Los Angeles	11%	6%	—
Miami	6%	16%	10%
Miami Beach	24%	21%	23%
New York	23%	30%	18%
Seattle	6%	5%	16%
Nashville	—	—	13%
Total	100%	100%	100%

	Annual % of Expenses By City
	2021	2020	2019
Boston	10%	8%	—
DC	6%	15%	14%
Denver	3%	3%	10%
Fort Lauderdale	2%	—	—
LA	17%	10%	—
Miami	7%	15%	14%
Miami Beach	29%	13%	25%
New York	21%	34%	15%
Seattle	4%	3%	14%
Nashville	—	—	8%
Total	100%	100%	100%

Non-GAAP Financial Measures

To supplement the condensed consolidate financial statements, which are prepared in accordance with GAAP, we use EBITDA as a non-GAAP financial measure.

The following table provides reconciliation of net income (loss) to EBITDA:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2022	2021	2022	2021
Net Income (loss)	$762,409	$(1,133,132)	$2,181,842	$(2,440,038)
Provision for Income Taxes	$750,000	$—	$750,000	$—
Interest and Financing cost	$595,742	$542,764	$1,159,879	$660,007
Depreciation Expense	$—	$—	$2,556	$—
EBITDA	$2,108,151	$(590,368)	$4,094,277	$(1,780,031)

EBITDA is defined as net income or loss before the impact of interest, taxes and depreciation and amortization. EBITDA is a key measure of our financial performance and measures our efficiency and operating cash flow before financing costs, taxes and working capital needs. We utilize EBITDA because it provides us with an operating metric closely tied to the operations of the business.

Results of Operations

The unaudited information presented for the three months and six months ended June 30, 2022 and 2021 has been presented to reflect recent trends in the results of the Company.

	Three Months Ended June 30, (unaudited)			Six Months Ended June 30, (unaudited)
	2022	2021	% change	2022	2021	% change
Gross Rental Revenue	$12,656,540	$6,728,686	88%	$24,419,439	$11,688,873	109%
Refunds	$2,455,202	$2,545,820	(4)%	$5,118,676	$4,199,978	22%
Net Rental Revenue	$10,201,338	$4,182,866	144%	$19,300,763	$7,488,895	158%
Cost of Revenue	$7,344,720	$4,035,238	82%	$13,930,882	$7,920,531	76%
Gross Profit (Loss)	$2,856,618	$147,628	1,835%	$5,369,881	$(431,636)	(1,344)%
Total Operating Costs	$885,621	$738,430	20%	$1,865,227	$1,348,862	38%
Income / (Loss) from Operations	$1,970,997	$(590,802)	(434)%	$3,504,654	$(1,780,498)	(297)%
Total Other (Expense)	$(458,588)	$(542,330)	(15)%	$(572,812)	$(659,540)	(13)%
Income (Loss) Before Provision for Taxes	$1,512,409	$(1,133,132)	(233)%	$2,931,842	$(2,440,038)	(220)%
Provision for Income Taxes	$750,000	$—	—	$750,000	$—	—
Net Income (Loss)	$762,409	$(1,133,132)	(167)%	$2,181,842	$(2,440,038)	(189)%

Three Months Ended June 30, 2022 as compared to Three Months Ended June 30, 2021

Net Rental Revenue

The increase in net rental revenue of 144% for the three months ended June 30, 2022 to $10,201,338 as compared to $4,182,866 for the three months ended June 30, 2021 was a result of the increase in average units available to rent from 376 at June 30, 2021 to 565 at June 30, 2022 as well as better occupancy rates and ADRs over this period.

Cost of Revenue

For the three months ended June 30, 2022, the principal component responsible for the increase in our cost of revenue was rental expenses for our units available to rent, which increased by $3,309,482, or 82%, from $4,035,238 in the three months ended June 30, 2021, to $7,344,720 in the three months ended June 30, 2022, as a result of the increase in size of our rental unit’s portfolio period over period as well as related increases in furniture rentals, cleaning costs, cable / WIFI costs and credit card processing fees.

Gross Profit (Loss)

The increase in our gross profit margins of $2,708,990 to $2,856,618, or approximately 1835% for the three months ended June 30, 2022, as compared to $147,628 for the three months ended June 30, 2021 is primarily attributable to a reduction in the impact of Covid-19 as well as greater unit counts and better occupancy rates and ADRs over this period..

Total Operating Costs

Total operating costs incurred for the three months ended June 30, 2022 increased by approximately 20% to $885,621 as compared to $738,430 for the three months ended June 30, 2021. Operating costs include contracted services, selling and administrative expenses, professional fees, and software fees all of which increased over these periods primarily attributable to the operation of additional units.

Total Other Expenses

Total other expense, for the three months ended June 30, 2022 was $458,588 as compared to $542,330 for the three months ended June 30, 2021. These expenses are primarily due to interest and financing costs related to borrowing for working capital.

Six Months Ended June 30, 2022 as compared to Six Months Ended June 30, 2021

Net Rental Revenue

The increase in net rental revenue of 158% for the six months ended June 30, 2022 to $19,300,763 as compared to $7,488,895 for the six months ended June 30, 2021 was a result of the increase in units available to rent from 423 at June 30, 2021 2020 to 584 at June 30, 2022 as well as better occupancy and ADRs over this period.

Cost of Revenue

For the six months ended June 30, 2022, the principal component responsible for the increase in our cost of revenue was rental expenses for our units available to rent, which increased by $6,010,351 or 76%, from $7,920,531 in the six months ended June 30, 2021, to $13,930,882 in the six months ended June 30, 2022, as a result of the increase in size of our rental unit’s portfolio period over period as well as related increases in furniture rentals, cleaning costs, utilities, cable / WIFI costs and credit card processing fees.

Gross Profit (Loss)

The increase in our gross profit margins of $5,801,517 to $5,369,881 or approximately 1344% for the six months ended June 30, 2022 as compared to a negative gross margin of ($431,636) for the six months ended June 30, 2021 is primarily attributable to a reduction in Covid-19 government related travel restrictions and shutdowns that reduced our occupancy rates during the period.

Total Operating Costs

Total operating costs incurred for the six months ended June 30, 2022 increased by approximately 38 % to $1,865,527 as compared to $1,348,862 for the six months ended June 30, 2021. Operating costs include contracted services, selling and administrative expenses, professional fees, and software fees all of which increased over these periods primarily attributable to the operation of additional units.

Total Other Expenses

Total other expense, for the six months ended June 30, 2022 was $572,812 as compared to $659,540 for the six months ended June 30, 2021. These expenses are primarily due to interest and financing costs related to borrowings for working capital.

Liquidity and Capital Resources

The following table provides information about our liquidity and capital resources as of June 30, 2022 and December 31, 2021:

	As of June 30,	As of December 31,
	2022	2021
Cash	$566	$6,998
Other Current Assets	$6,640,637	$1,272,428
Total Current Assets	$6,641,193	$1,279,426
Total Current Liabilities	$25,143,248	$9,519,725
Working Capital (Deficit)	$(18,502,055)	$(8,240,299)

As of June 30, 2022, our cash balance was $566 as compared to $6,998 at December 31, 2021, and total current assets were $6,641,193 as compared to $1,279,426 at December 31, 2021.

As of June 30, 2022, our company had total current liabilities of $25,143,248 as compared to $9,519,725 at December 31, 2021. Total current liabilities at June 30, 2022 consisted of accounts payable and accrued expenses of $5,301,053 as compared to $4,209,366 at December 31, 2021, rents received in advance of $4,071,095 as compared to $1,819,943 at December 31, 2021, merchant cash advances of $575,489 as compared to $1,386,008 at December 31, 2021, loans payable of $7,263,230 as compared to $2,104,408 at December 31, 2021 and operating lease liability of $7,182,381 compared to a zero balance at December 31, 2021 as a result of the adoption of the ASC 842.

As of June 30, 2022, our company had a working capital deficit of $18,502,055 as compared to $8,240,299 at December 31, 2021. The decrease in working capital of $10,261,756 was primarily attributed to an increase in operating lease liability of $7,182,381 as a result of the adoption of ASC 842 partially as well as an increase in rents received in advance of $2,251,152 due to an increase in bookings as a result of the reduction in travel restrictions and an decrease in merchant cash advances of $810,519.

On August 11, 2022, we priced an initial public offering raising $13.5 million before expenses ($11.4 million after expenses).

We have obtained funding through the Small Business Administration (SBA) Paycheck Protection Program (PPP) and Economic Injury Disaster Loans (EIDL) totaling $815,183 and $800,000, respectively. These funds have been used in our ongoing operations. We intend to repay these loans in accordance with the terms of the respective loan agreements or seek forgiveness, as permitted.

We believe that our current capital resources, together with the net proceeds of our initial public offering (“IPO”) and cash flows from operations, will be sufficient to fund our operations and growth initiatives for at least 12 months following consummation of our IPO. We believe that our current capital resources are sufficient to fund our operations through the consummation of our IPO. Following the IPO, if we do not generate cash flows sufficient to fund operations as planned, we may need to raise additional capital through the sale of equity or debt securities or through asset-related sales transactions. We cannot be certain that any such transactions will be available to us on commercially reasonable terms or at all as and when required.

As noted below, from time to time, affiliates of our company have made other loans to our company to fund working capital requirements as required and such parties have advised that they will continue to provide funding as necessary through the consummation of our IPO.

Historically, we have operated as a private, closely held company, with our operating capital requirements funded by a combination of related party loans, cash flows from operations, and third-party high-interest merchant cash advances. For the year ended December 31, 2021, we incurred a net loss of ($2,233,384). However, for the six months ended June 30, 2022, we achieved a net income of $2,181,842. Components of the 2021 loss included what we believe are non-ordinary course expenses arising from cancelations due to the COVID-19 pandemic. Prior to the pandemic, for the year ended December 31, 2019, we had aggregate refunds and allowances of $917,084, or 14% of revenue. The following table summarizes the increases in refunds post the pandemic.

	As of 6/30/22	2021	2020
Total Refunds	21.0%	33.7%	38.9%

We believe that the pandemic and the required shutdown and growth in traveler caution resulting in materially reduced numbers of travelers, especially in cities, which is where we operate our accommodation units. During periods following the pandemic in which Covid infection and hospitalization rates decreased we experienced measurable improvement in our occupancy rates and reductions in our cancellation rates. Accordingly, we believe our rates of refunds and allowances will normalize over time to at or slightly above 2019 levels as the pandemic recedes and provided that new material shutdowns and travel restrictions are not implemented.

We record cash collected prior to stays as “rents received in advance” on our balance sheet as a liability. These collections are either recognized as revenue when guests stay at our properties or refunded in accordance to our cancelation policies. In addition, a portion of our “processor retained funds” on our balance sheet is related to refunds as processors, under certain situations, get involved in customer refunds. As processors retain funds related to customer refunds, this can delay the actual refund as the processor wants to ensure we have not refunded the customer (avoiding double refunds). The recent increase in both of these accounts in partially related to the exit of some apartment units. In addition, we incurred a greater amount of relocation expenses related to this exit, which we expect to continue into the third quarter of 2022.

Credit Facilities

We do not have any institutional credit facilities in place. Since formation we have funded our operations and growth through capital contributions by founding equity holders, loans from affiliates of our company, third-party investor financings, and our initial Public offering consummated in August 2022.

2022 Insider Bridge Financing

In a private placement consummated on April 8, 2022 (“Insider Bridge Financing”) we issued promissory notes (“2022 Insider Bridge Notes”) to certain of our officers and directors having an aggregate principal amount of $1.33 million, together with warrants to purchase an aggregate of 320,000 shares of our common stock at a per-share exercise price of $4.20. All of the 2022 Insider Bridge Notes were converted at the closing of our IPO into 426,667 shares of our common stock.

2022 Investor Bridge Financings

In May, June and September 2022, we entered into security purchase agreements with certain private investors under which we sold, in a series of private placements through the date of this prospectus (collectively, the “2022 Investor Bridge Financing”), an aggregate $5,750,000 principal amount of 15% original issue discount notes (“2022 Investor Bridge Notes”) and five-year warrants (“2022 Investor Bridge Warrants”) to purchase an aggregate of 1,437,500 shares of our common stock at a per-share exercise price of $4.00. The 2022 Investor Bridge Notes bear interest at 5% per annum, with all accrued interest payable at maturity. The 2022 Investor Bridge Notes mature on May 27, 2022, June 30, 2023 and September 19, 2023. All of the 2022 Investor Bridge Notes are secured by a first priority security interest in all of our assets until such time as such notes are repaid or converted into our preferred stock or common stock under the terms thereof.

As of the date of this Quarterly Report, we have received $5,000,000 aggregate gross proceeds under the 2022 Investor Bridge Financing, after giving effect to the original issue discount. In connection with our August 2022 IPO, we repaid an aggregate principal amounts of $2.2 million of the 2022 Investor Bridge Notes ($2.5 million inclusive on prepayment penalty). Accordingly, as of the date of this Quarterly Report , an aggregate principal amount of $3.6 million of the 2022 Investor Bridge Notes remains outstanding. The outstanding 2022 Investor Bridge Notes are prepayable by us at any time at our election, together with a 15% prepayment premium.

We have the right, exercisable at our option, to convert all of the 2022 Investor Bridge Notes into a series of newly issued preferred stock. If we make such an election, all of the 2022 Investor Bridge Notes will convert into a series of our preferred stock that will have an aggregate stated value equal to the aggregate principal (and interest then accrued thereon) of the 2022 Investor Bridge Notes being so converted, and pay dividends at 5% per annum on such stated value (accruing and payable at maturity or redemption of the preferred stock) and will be senior in right of liquidation to all our common stock and other securities classified as junior securities. Any such preferred stock issued upon conversion of the 2022 Investor Bridge Notes shall, in turn, at the election of the holder, be convertible into that number of shares of our common stock determined by dividing (a) the aggregate stated value (and accrued and unpaid dividends thereon) of the preferred stock being converted by (b) a conversion price of $3.00 per share. Additionally, the 2022 Notes are convertible into shares of our common stock at the option of the holders thereof at any time at a conversion price of $3.00 per share.

As additional consideration to investors in the 2022 Investor Bridge Financing, we granted revenue participation rights to the investors providing them, as a group, with an aggregate share, typically 5% to 10% in the first five years of the relevant lease, and 1% thereafter, of the quarterly revenues generated by our New Properties, during the initial term of the subject lease relating to such property (including any prescribed extensions thereof). Our obligation to pay such revenue share commences with the quarter ending

September 30, 2022 and shall continue for each calendar quarter thereafter during the term of the applicable lease. Such payment shall be made within 10 days of the filing of our quarterly report on Form 10Q or annual report on Form 10K, as applicable.

In connection with the 2022 Investor Bridge Financing, we paid Maxim Group LLC (“Maxim”), the lead-book-running manager of our IPO, agency fees of $256,000 and issued Maxim five-year warrants (the “Bridge Agent Warrants”) to purchase an aggregate of 32,000 shares of our common stock at a per-share exercise price of $4.40 per share. We have granted Maxim certain registration rights with respect to the shares underlying the Bridge Agent Warrant, including the right to include such shares on the registration statement filed on behalf of the investors in the 2022 Investor Bridge Financing and customary piggyback registration rights.

Outstanding Insider Financing

In May 2022, SuperLuxMia LLC, an entity controlled by our founder, chairman and chief executive officer, Brian Ferdinand, provided $568,000 in financing to our company for general operating expenses relating to the launch of our Marriott Herald Square property. This loan is evidenced by an unsecured, 24-month note, bearing interest at 6% per annum, with interest payable at maturity. We may prepay this note at any time without prepayment penalty, subject to the terms of our other existing debt.

In June 2022, Mr. Ferdinand personally provided us with an additional $750,000 of financing via a credit facility for operating expenses relating to the launch of certain of our newer properties, including the Astor Hotel and 1000 29th Street. This loan is evidenced by an unsecured, 24-month note, bearing interest at 6% per annum, with interest payable at maturity. We may prepay this note at any time without prepayment penalty, subject to the terms of our other existing debt. In October 2021, we issued a promissory note (the “October 2021 Note”) to THA Family II LLC, an affiliate of our chief executive officer, in the principal amount of $2 million. As part of the note purchase we also issued warrants to purchase 250,000 shares of our common stock at an exercise price of $4.20. The October 2021 Note has a maturity date of April 15, 2023, and bears interest at the rate of 6% per annum, with such interest payable monthly in arrears in cash. At the close of our IPO $1.0 mm of principal balance of this note converted into 312,500 shares of our stock and remaining balance was repaid.

In November 2021, we issued a promissory note (the “November 2021 Note”) to EBOL Holdings LLC, an entity controlled by a holder of more than 5% of our common stock, in the principal amount of $500,000. As part of the note purchase we also issued the investor warrants to purchase 125,000 shares of our common stock at an exercise price of $4.20 per share. EBOL Contingent Warrants, the issuance and exercisability of which were contingent on an initial public offering. The November 2021 Note had a maturity date of May 15, 2023. At the closing of our IPO, $200,000 of the November 2021 Note was repaid, with $300,000 unpaid principal (and accrued interest thereon) remaining outstanding as of the date of this Quarterly Report.

Cash Flows from Operating Activities

During the six months ended June 30, 2021, we incurred a net loss of $2,440,038 that was increased by a net increase in operating assets and liabilities of $1,868,389 for a total of $571,649 in net cash used by operating activities. During the six months ended June 30, 2022, we achieved a net income of $2,181,842 that was increased by a net increase in rents received in advance of $2,251,152 and a net increase in operating lease liability of $1,202,902 and decreased by processor retained funds of $4,559,397, accounts payable and accrued liabilities of $1,091,687, deferred rent of $951,185 and other smaller items for a total of $406,284 in net cash used by operating activities.

Cash Flow from Financing Activities

During the six months ended June 30, 2021, net cash provided in financing activities of $579,006 included net proceeds from loans of $1,583,705, reduced by distributions, net of contributions, totaling $954,699. During the six months ended June 30, 2022, net cash provided by financing activities of $1,101,267 included loans proceeds of $2,374,332, offset by payments on merchant cash advances of $810,519 and deferred offering costs of $462,546.

Effect of Exchange Rates

Our operations are not impacted by the effect of fluctuating exchange rates. We anticipate that we will be affected by exchange rates when we launch our international operations in 2022.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Indemnification Agreements

In the ordinary course of business, we include limited indemnification provisions under certain agreements with parties with which we have commercial relations of varying scope and terms.

Under these contracts, we may indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with breach of the agreements, or intellectual property infringement claims made by a third party, including claims by a third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to its performance under the subject agreement. It is not possible to determine the maximum potential loss under these indemnification provisions due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision.

To date, no significant costs have been incurred, either individually or collectively, in connection with any indemnification provisions.

In addition, we have entered into indemnification agreements with our directors, executive officers and certain other employees that require us among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, executive officers, or employees.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2022 (in thousands):

	Payments Due by Period
					More than
	Total	1 Year	2 – 3 Years	4 – 5 Years	5 Years
Loans payable	$10,149	$6,844	$2,543	$32	$730
Operating Lease Obligations(1)	120,738	9,731	20,023	18,211	72,773
Total	$130,887	$16,575	$22,566	$18,243	$73,503

(1)	Operating lease obligations primarily represent the initial contracted term for leases of our revenue generating apartment and hotel units, not including any future optional renewal periods.

Third-Party Payment Processors

We utilize third-party payment processors to process guest transactions via credit card. Over 95% of our reservations are processed through credit card transactions in which we pay a processing fee between 3% to 6.5% of the transaction amount. As we have has grown and evolved, from time to time, we have had short-term difficulty in securing and maintaining the necessary processing relationships. As of the date of this Quarterly Report, we maintain satisfactory relationships with all necessary third-party payment processors. As noted in our financial statements, we maintain significant cash under “Processor retained funds” on our balance sheet as of June 30, 2022. These reserved funds are cash reserves held back by our processors to offset chargebacks and refunds due to guests. These reserves are intended to provide protection for both our guests and credit card processor with respect to cancellations and refunds. As part of our growth strategy, the large majority of our accommodation units are rented on a nonrefundable basis, in order to minimize cancellation and refund exposures.

Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide disclosure regarding quantitative and qualitative market risk.

Interest Rate Risk

We are exposed to interest rate risk related primarily to our outstanding debt. Changes in interest rates affect the interest earned on our total cash as well as interest paid on our debt.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in this Quarterly Report, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue Recognition

Our revenue is derived primarily from the rental of units to our guests. We recognize revenue when obligations under the terms of a contract are satisfied and control over the promised goods and services is transferred to the guest. For the majority of sales, this occurs when the guest occupies the unit for the agreed upon length of time and receives any services that may be included with their stay. Revenue is measured as the amount of consideration we expect to receive in exchange for the promised goods and services. We recognize any refunds and allowances as a reduction of rental income in the consolidated statements of operations.

Prior to the pandemic, the vast majority of our reservations had been non-refundable based on strict non-refund policies that were part of our terms of use, and the terms of use of the third-channel listing sites utilized by us. During the pandemic, third-party sales channels, as well as credit card companies and processors, enacted force majeure circumstances outside the policies originally stated on the websites on which we sold inventory. As a user of these third party sites, we became bound by these changed policies, even for booking made under the original policies. This resulted in abnormal, and pandemic-related, refund rates. In response to these requirements, we adopted more flexible cancelation policies, resulting in refunds on booked stays that were originally booked under non-refundable terms.

Current and future reservations for most of our accommodation units require prepayment upfront. Approximately 70% of our reservations require full prepayment at the time the reservation is placed, with the remaining 30% charged at check-in. Payments are processed through third-party credit card processors and marketing and reservation channels. We typically offer both a refundable and nonrefundable rates on each accommodation unit, with approximately 50% of bookings, on average, choosing the nonrefundable rate. As we are required to only reserve 10% of prepayments under our third-party processor agreements, nonrefundable booking prepayments provide us with operating cash flow. Any advanced reservation, irrespective of when charged, is taken as revenue in the period in which the stay happens, if in a future period is reflected in deferred revenue, and if cancelled is not ultimately realized as revenue.

Refunds are treated as a reduction of our net revenue and are taken in the period of which the cancelation or refund occurred. We have multiple refund policies in place across different sales channels, which vary by price. Some require a deposit at the time of booking, which would be forfeited in part or whole in the event of cancelation through varying periods of time prior to check-in. Some of our policies require full prepayment at time of booking (but allow for a full refund if booking is cancelled within required parameters). Some of our bookings are on nonrefundable basis, in which cancellations results in forfeiture of entire amount. In connection with some of our bookings, the third party sales channel handles payments, cancelations, and the refunds to guests. As of the date of this Quarterly Report, we have moved most of our larger units offerings to non-refundable cancelation policies.

With respect to bookings for our accommodation units made through third-party booking platforms, in the event a refund is required to be made to a customer, under the terms of our agreements with such third-party platforms, we are required to make the refund to the customer (to the extent we have received the proceeds through the platform). If we fail to make any required refund, the customer’s recourse is against the third-party booking platform, and in turn, we are required to reimburse the booking platform. Within this structure, the (a) customer is protected, and (b) the booking party bears the credit risk with respect to the customer.

We account for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 which was adopted at the beginning of fiscal year 2018 using the modified retrospective method. We did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the effect was immaterial.

Payment received for the future use of a rental unit is recognized as a liability and reported as rents received in advance on the balance sheets. Rents received in advance are recognized as revenue after the rental unit is occupied by the customer for the agreed upon length of time. The rents received in advance balance as of December 31, 2021 and June 30, 2022, was $1,819,943 and $4,071,095 respectively, and is expected to be recognized as revenue within a one-year period.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. On December 31, 2021 and 2020 and June 30, 2022, we did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amount of cash, prepaid expenses and other assets, accounts payable and accrued expenses, and rents received in advance approximate their fair values as of the respective balance sheet dates because of their short term natures.

Advertising

Advertising and marketing costs are expensed as incurred and are included in General and Administrative Expenses in the accompanying consolidated statements of operations.

Commissions

We pay commissions to third-party sales channels to handle the marketing, reservations, collections, and other rental processes for most of our units and are included in cost of sales on the consolidated statement of operations.

Deferred Rent

We entered into several operating lease agreements, some of which contain provisions for future rent increases. In accordance with GAAP, we record monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is reflected as a separate line in long-term liabilities in the accompanying consolidated balance sheets. We adopted Topic 842 effective January 1, 2022.

Income Taxes

In accordance with GAAP, we follow the guidance in FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in our financial statements and prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition and measurement of a tax position taken or expected to be taken in a tax return.

We did not have unrecognized tax benefits as of December 31, 2021 and 2020 and June 30, 2022 and do not expect this to change significantly over the next 12 months. We will recognize interest and penalties accrued on any unrecognized tax benefits as a component of provision for income taxes.

In January 2022, our company converted into a C corporation. As we have realized an income for the six months ended June 30, 2022, we have made a provision for income taxes in our financial statements for the period ending June 30, 2022.

Sales Tax

The majority of sales tax is collected from customers by our third-party sales channels and remitted to governmental authorities by these third-party sales channels. For any sales tax that is our responsibility to remit, we record the amounts collected as a current liability and relieves such liability upon remittance to the taxing authority.

Paycheck Protection Program Loan (“PPP”)

As disclosed in Note 3, we have chosen to account for the loan under FASB ASC 470, Debt. Repayment amounts due within one year are recorded as current liabilities, and the remaining amounts due in more than one year, if any, as long-term liabilities. In accordance with ASC 835, Interest, no imputed interest is recorded as the below market interest rate applied to this loan is governmentally prescribed. If we are successful in receiving forgiveness for those portions of the loan used for qualifying expenses, those amounts will be recorded as a gain upon extinguishment as noted in ASC 405, Liabilities.

Income Taxes

We are subject to income taxes in the jurisdictions in which we operate.

We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carry-forwards.

A valuation allowance is recorded for deferred tax assets if it is more likely than not that the deferred tax assets will not be realized.

We are subject to the continuous examination of its income tax returns by tax authorities that may assert assessments against us. We regularly assess the likelihood of adverse outcomes resulting from these examinations and assessments to determine the adequacy of our provision for income taxes.

Stock-Based Compensation

Stock-based compensation expense attributable to equity awards granted to employees will be measured at the grant date based on the fair value of the award. Through June 30, 2022, there was no stock-based compensation. From January 1, 2022 through June 30, 2022, we granted contingent options to purchase an aggregate of 2,644,000 shares of our common stock to our officers and other employees under the 2022 Performance Equity Plan. All options were not effective until consummation of the IPO in August 2022 and accordingly, were not deemed effectively granted and outstanding prior to June 30, 2022 and not recorded for the six-month period ended June 30, 2022. All options became effective on August 15, 2022 upon consummation of our IPO and will be reflected in our financial statement for the nine months ended September 30, 2022. All options are subject to vesting, in all cases in three equal annual installments commencing on the first anniversary of the date of consummation of our IPO, other than options to purchase 500,000 shares granted to our President and Chief Operating Officer, which vesting equal installments if and only if certain prescribed revenue levels are attained by our company during the option period. All options are exercisable at a per-share exercise price of $4.00.

Stock-based compensation expense will be recognized on a straight-line basis over the requisite service period for awards that vest, which is generally the period from the grant date to the end of the vesting period.

We will estimate the fair value of stock option awards granted using the Black-Scholes-Merton option pricing model.

This model requires various significant judgmental assumptions in order to derive a fair value determination for each type of award, including the fair value of our common stock, the expected term, expected volatility, expected dividend yield, and risk-free interest rate.

These assumptions used in the Black-Scholes-Merton option-pricing model are estimated as follows:

●	Expected term. We estimate the expected term based on the simplified method, which defines the expected term as the average of the contractual term and the vesting period.
●	Risk-free interest rate. The risk-free interest rate is based on the yield curve of a zero coupon U.S. Treasury bond on the date the stock option award was granted with a maturity equal to the expected term of the stock option award.
●	Expected volatility. We estimate the volatility of its common stock on the date of grant based on the average historical stock price volatility of comparable publicly traded companies due to the lack of sufficient historical data for our common stock price.
●	Expected dividend yield. Expected dividend yield is zero, as we have not paid and do not anticipate paying dividends on its common stock.

All grants of stock options will have an exercise price equal to or greater than the fair value of our common stock on the date of grant. We will account for forfeitures as they occur.

Internal Control over Financial Reporting

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Under standards established by the Public Company Accounting Oversight Board, or PCAOB, a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. The PCAOB defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis.

Prior to our IPO consummated on August 11, 2022, we operated as a private, closely held company that was funded by our principals with no third-party investment. As a private company we did not undertake annual audits of our financial statements in the ordinary course, and have not been subject to the rules and regulations that now apply to us following our IPO, including those relating to internal controls and periodic reporting. In connection with our recent audits of our financial statements, we have identified material weaknesses in our internal control over financial reporting with respect to our periodic and annual financial close processes. As historically constituted, our human resources, processes and systems did not enable us to produce accurate financial statements on a timely basis. While we deem this type of material weakness typical in a closely held, private company, in preparation of becoming a public company, we commenced a remediation plan which will include the hiring of additional, qualified financial and accounting personnel, and engagement of specialized external resources, including the outsourcing of a portion of our accounting department functions to a qualified accounting firm. We also have formed an audit committee of independent directors in connection with our IPO. As part of our remediation plan, we also are in the process of adopting other entity-level controls, which includes properly segregating duties among appropriate personnel, education and training of applicable management and financial personnel, and improvements in the process and system used to monitor and track the effectiveness of underlying business process controls. Full implementation of this plan will require time and the devotion of material resources.

Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, and subsequent related updates to lease accounting (collectively “Topic 842”), which requires lessees to recognize right-of-use assets, representing their right to use the underlying asset for the lease term, and lease liabilities on the balance sheet for all leases with terms greater than 12 months. The guidance also modifies the classification criteria and the accounting for sales-type and direct financing leases by lessors. Additionally, the guidance requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases.

Topic 842 is effective and was implemented for our company beginning January 1, 2022. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Emerging Growth Company Status

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable.

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards.

The Company, will remain an emerging growth company until the earliest of

(i)the last day of the fiscal year in which the market value of common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter,

(ii)the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation),

(iii)the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or

(iv)December 31, 2026.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 – Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, prior to filing this Quarterly Report on Form 10-Q. Based on this evaluation, and as a result of the material weakness in our internal control over financial reporting described above in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Control Over Financial Reporting,” our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective at the reasonable assurance level.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls. With respect to the year ended December 31, 2022, we identified material weaknesses in our internal controls over financial reporting with respect to our periodic and annual financial close processes. As historically constituted, our human resources, processes and systems did not enable us to produce accurate financial statements on a timely basis.

While we deem this type of material weakness typical in a closely held, private company, in preparation of becoming a public company, we commenced a remediation plan which will include the hiring of additional, qualified financial and accounting personnel, and engagement of specialized external resources, including the outsourcing of a portion of our accounting department functions to a qualified accounting firm. We also have formed an audit committee of independent directors in connection with our IPO. As part of our remediation plan, we also are in the process of adopting other entity-level controls, which includes properly segregating duties among appropriate personnel, education and training of applicable management and financial personnel, and improvements in the process and system used to monitor and track the effectiveness of underlying business process controls. Full implementation of this plan will require time and the devotion of material resources.

(b)Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

(c)Inherent Limitations on Effectiveness of Controls

In designing and evaluating disclosure controls and procedures, our management recognizes that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the desired control objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and our principal financial officer have concluded, based on their evaluation as of the end of the period covered by this quarterly report, that our disclosure controls and procedures were not effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Part II - Other Information

Item 1 – Legal Proceedings

See Footnote 12 – Commitments and Contingencies.

Item 1A – Risk Factors

“Item 1A. Risk Factors” of our Form S-1 dated January 12, 2022, as amended, includes a discussion of significant factors known to us that could materially adversely affect our business, financial condition, or results of operations. There have been no material changes from the risk factors described in such report.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities during the three months ended June 30, 2022 included:

In a private placement consummated on April 8, 2022 (“Insider Bridge Financing”) we issued promissory notes (“Insider Bridge Notes”) to certain of our officers and directors having an aggregate principal amount of $1.33 million, together with warrants to purchase an aggregate of 320,000 shares of our common stock at a per-share exercise price of $4.20. All of the Insider Bridge Notes were converted at the closing of our IPO into 426,667 shares of our common stock. The proceeds of the Insider Bridge Offering were used by us as a cash security deposit reserve for our credit card processing functions.

In May and June 2022, we entered into security purchase agreements with certain private investors under which we sold, in a series of private placements through the date of this prospectus (collectively, the “2022 Investor Bridge Financing”), an aggregate

$3,680,000 principal amount of 15% original issue discount notes (“2022 Investor Bridge Notes”) and five-year warrants (“2022 Investor Bridge Warrants”) to purchase an aggregate of 920,000 shares of our common stock at a per-share exercise price of $4.00. The 2022 Investor Bridge Notes bear interest at 5% per annum, with all accrued interest payable at maturity. The 2022 Investor Bridge Notes mature on May 27, 2022 and June 30, 2023. All of the 2022 Investor Bridge Notes are secured by a first priority security interest in all of our assets until such time as such notes are repaid or converted into our preferred stock or common stock under the terms thereof. The proceeds of the 2022 Investor Bridge Financing have been used to fund letter-of-credit based security deposits for our newly leased properties.

In connection with our August 2022 IPO, we repaid an aggregate principal amounts of $2.2 million of the 2022 Investor Bridge Notes ($2.5 million inclusive on prepayment penalty). The outstanding 2022 Investor Bridge Notes are prepayable by us at any time at our election, together with a 15% prepayment premium.

We have the right, exercisable at our option, to convert all of the 2022 Investor Bridge Notes into a series of newly issued preferred stock. If we make such an election, all of the 2022 Investor Bridge Notes will convert into a series of our preferred stock that will have an aggregate stated value equal to the aggregate principal (and interest then accrued thereon) of the 2022 Investor Bridge Notes being so converted, and pay dividends at 5% per annum on such stated value (accruing and payable at maturity or redemption of the preferred stock) and will be senior in right of liquidation to all our common stock and other securities classified as junior securities. Any such preferred stock issued upon conversion of the 2022 Investor Bridge Notes shall, in turn, at the election of the holder, be convertible into that number of shares of our common stock determined by dividing (a) the aggregate stated value (and accrued and unpaid dividends thereon) of the preferred stock being converted by (b) a conversion price of $3.00 per share. Additionally, the 2022 Notes are convertible into shares of our common stock at the option of the holders thereof at any time at a conversion price of $3.00 per share.

In connection with the 2022 Investor Bridge Financing, we paid Maxim Group LLC (“Maxim”), the lead-book-running manager of our IPO, agency fees of $256,000 and issued Maxim five-year warrants (the “Bridge Agent Warrants”) to purchase an aggregate of 32,000 shares of our common stock at a per-share exercise price of $4.40 per share. We have granted Maxim certain registration rights with respect to the shares underlying the Bridge Agent Warrant, including the right to include such shares on the registration statement filed on behalf of the investors in the 2022 Investor Bridge Financing and customary piggyback registration rights.

The offer, sale, and issuance of the notes and warrants described in the preceding paragraphs were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was either an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act or had adequate access, through employment, business, or other relationships, to information about the Company.

From January 1, 2022 through June 30, 2022, we granted contingent options to purchase an aggregate of 2,644,000 shares of our common stock to our officers and other employees under the 2022 Performance Equity Plan. All options were not effective until consummation of the IPO in August 2022 and accordingly, were not deemed effectively granted and outstanding prior to June 30, 2022. All options became effective on August 15, 2022 up on consummation of our IPO. All options are subject to vesting, in all cases in three equal annual installments commencing on the first anniversary of the date of consummation of our IPO, other than options to purchase 500,000 shares granted to our President and Chief Operating Officer, which vesting equal installments if and only if certain prescribed revenue levels are attained by our company during the option period. All options are exercisable at a per-share exercise price of $4.00.

The stock options and common stock issuable upon the exercise of such stock options, as described above were issued pursuant to written compensatory plans or arrangements with our officers, directors, and employees, including the 2022 Performance Equity Plan. Prior to registration of the Plan under the Securities Act of 1933, as amended, on Form S-8, such grants were made in reliance on the exemption set forth in Section 4(a)(2) under the Securities Act.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description
31.1**	Section 302 Certification by Chief Executive Officer and President
31.2**	Section 302 Certification by Chief Financial Officer (Principal Accounting Officer)
32.1***	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
101.INS**	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORPHOUSING GROUP INC.

Dated: September 26, 2022	By.	/s/ Brian Ferdinand
Brian Ferdinand
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Dated: September 26, 2022	By.	/s/ Shanoop Kothari
Shanoop Kothari
Chief Financial Officer
(Principal Financial Officer)