Form 10-Q
period 2022-09-30
LUXURBAN HOTELS INC.
filed 2022-11-14
CIK 1893311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 001-41473

LUXURBAN HOTELS INC.

(Exact name of registrant as specified in its charter)

Delaware	82-3334945
(State or other jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)

2125 Biscayne Blvd Suite 253 Miami, Florida 33137	33137
(Address of principal executive offices)	(Zip code)

(833)-723-7368

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.00001 par value per share	LUXH	Nasdaq Stock Market LLC

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

As of November 10, 2022, the registrant had 26,529,418 shares of common stock, $.00001 par value, outstanding.

Part I - Financial Information

LUXURBAN HOTELS INC.

Condensed Consolidated Balance Sheets

	(unaudited)
	September 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$1,190,033	$6,998
Treasury bills	50,658	—
Processor retained funds	7,366,187	56,864
Prepaid expenses and other current assets	1,432,418	166,667
Deferred offering costs	—	771,954
Security deposits - current	112,290	276,943
Total Current Assets	$10,151,586	$1,279,426
Other Assets
Furniture and equipment, net	50,780	11,500
Restricted cash	1,100,000	1,100,000
Security deposits - noncurrent	5,958,385	1,377,010
Operating lease right-of-use asset, net	79,821,828	—
Total Other Assets	86,930,993	2,488,510
Total Assets	$97,082,579	$3,767,936
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$3,653,939	$4,209,366
Rents received in advance	1,279,992	1,819,943
Merchant cash advances - net of unamortized costs of $5,143 and $57,768, respectively	324,527	1,386,008
Loans payable - current portion	5,750,721	1,267,004
Loans payable - SBA - PPP Loan - current portion	298,958	815,183
Loans payable - related parties - current portion	248,500	22,221
Operating lease liability - current	5,931,418	—
Total Current Liabilities	17,488,055	9,519,725
Long-Term Liabilities
Loans payable	814,244	925,114
Loans payable - SBA - EIDL Loan	800,000	800,000
Loans payable - related parties	—	496,500
Convertible loans payable - related parties	—	2,608,860
Line of credit	94,975	94,975
Deferred rent	—	536,812
Operating lease liability	73,090,410	—
Total Long-Term Liabilities	74,799,629	5,462,261
Total Liabilities	92,287,684	14,981,986
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Members’ Deficit	—	(11,214,050)
Common stock (par value $0.00001, shares authorized, issued and outstanding - 90,000,000; 26,529,418; 26,529,418; respectively)	265	—
Additional Paid-In Capital	17,458,989	—
Accumulated deficit	(12,664,359)	—
Total Stockholders’ Equity (Deficit)	4,794,895	(11,214,050)
Total Liabilities and Stockholders’ Equity (Deficit)	$97,082,579	$3,767,936

See accompanying notes to condensed consolidated financial statements.

LUXURBAN HOTELS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Rental Revenue	$14,443,842	$9,796,194	$38,863,281	$21,485,067
Refunds and Allowances	2,868,517	3,149,813	7,987,193	7,349,791
Net Rental Revenue	11,575,325	6,646,381	30,876,088	14,135,276
Cost of Revenue	6,686,373	5,853,295	20,617,255	13,773,826
Gross Profit	4,888,952	793,086	10,258,833	361,450
General and Administrative Expenses
Administrative and other	5,076,181	95,898	6,635,923	1,354,356
Professional fees	234,845	166,328	540,330	256,732
Total General and Administrative Expenses	5,311,026	262,226	7,176,253	1,611,088
Net (Loss) Income Before Other Income (Expense)	(422,074)	530,860	3,082,580	(1,249,638)
Other Income (Expense)
Other income	606,090	136	1,193,157	603
Interest and financing costs	(4,151,578)	(566,924)	(5,311,457)	(1,226,931)
Total Other Expenses	(3,545,488)	(566,788)	(4,118,300)	(1,226,328)
Loss Before Benefit from Income Taxes	(3,967,562)	(35,928)	(1,035,720)	(2,475,966)
Benefit from Income Taxes
Current	(750,000)	—	—	—
Net Loss	$(3,217,562)	$(35,928)	$(1,035,720)	$(2,475,966)
Basic and diluted loss per common share	$(0.13)	$—	$(0.05)	$—
Basic and diluted weighted average number of common shares outstanding	24,092,231	—	22,251,412	—

See accompanying notes to condensed consolidated financial statements.

LUXURBAN HOTELS INC.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the three and nine month periods ended September 30, 2022 and 2021

(Unaudited)

			Members’	Additional		Accumulated	Stockholders’
	Common Stock ($0.00001 par value)		Deficit	Paid in Capital		Deficit	Equity (Deficit)
Balance – December 31, 2020 partnership equity	—	$—	$(7,795,669)		$—	$—	$—
Net Loss	—	—	(1,306,906)	—	—	—	—
Contributions	—	—	33,821	—	—	—	—
Distributions	—	—	(568,485)	—	—	—	—
Balance – March 31, 2021 partnership equity	—	$—	$(9,637,239)		$—	$—	$—

Net Loss	—	—	(1,133,132)		—	—	—
Contributions	—	—	10,205		—	—	—
Distributions	—	—	(430,240)		—	—	—
Balance – June 30, 2021 partnership equity	—	$—	$(11,190,406)		$—	$—	$—

Net Income	—	—	(35,928)		—	—	—
Contributions	—	—	63,500		—	—	—
Distributions	—	—	(144,520)		—	—	—
Balance – September 30, 2021 partnership equity	—	$—	$(11,307,354)		$—	$—	$—

Balance – December 31, 2021, partnership equity, as previously reported	—	$—	$(11,214,050)		$—	$—	$(11,214,050)
Cumulative effect of changes in accounting principle	—	—	(414,373)		—	—	(414,373)
Conversion to C Corp	21,675,001	216	11,628,423		—	(11,628,639)	—
Net Income	—	—	—		—	1,419,433	1,419,433
Balance – March 31, 2022	21,675,001	$216	$—		$—	$(10,209,206)	$(10,208,990)
Net Income	—	—	—		—	762,409	762,409
Balance – June 30, 2022	21,675,001	$216	$—		$—	$(9,446,797)	$(9,446,581)
Net Loss						(3,217,562)	(3,217,562)
Conversion of Loans	1,425,417	14	—		2,830,112	—	2,830,126
Sale of Common Stock (Net of Related Costs)	3,375,000	34	—		10,198,514	—	10,198,548
Warrant Expense	—	—	—		3,480,725	—	3,480,725
Stock Compensation Expense	54,000	1	—		358,285	—	358,286
Post IPO Warrant	—	—	—		591,353	—	591,353
Balance - September 30, 2022	26,529,418	$265	$—		$17,458,989	$(12,664,359)	$4,794,895

See accompanying notes to condensed consolidated financial statements.

LUXURBAN HOTELS INC.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities
Net Loss	$(1,035,720)	$(2,475,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	358,286	—
Warrant expense	3,480,725	—
Depreciation and amortization expense	5,020	—
Loan forgiveness - SBA - PPP loan	(516,225)	—
Changes in operating assets and liabilities:
(Increase) Decrease in:
Processor retained funds	(7,309,323)	(63,330)
Prepaid expenses and other assets	(1,265,751)	—
Security deposits- current	164,653	—
Security deposits	(4,581,375)	(1,316,840)
Operating lease right-of-use asset	(80,236,201)	—
(Decrease) Increase in:
Accounts payable and accrued expenses	(555,427)	850,202
Deferred rent	(536,812)	(43,682)
Operating lease liability	79,021,828	—
Rents received in advance	(539,951)	2,131,424
Net cash used in operating activities	(13,546,273)	(918,192)
Cash Flows from Investing Activities
Purchase of property and equipment	(44,300)	—
Purchase of Treasury Bills	(50,658)	—
Net cash used in investing activities	(94,958)	—
Cash Flows from Financing Activities
Deferred offering costs - net	771,954	—
Proceeds from loans payable - net	4,964,200	834,564
(Repayments of) proceeds from loans payable - related parties - net	(48,955)	422,288
(Repayments of) proceeds from merchant cash advances - net	(1,061,481)	730,991
Issuance of common stock	10,198,548	—
Contributions from members	—	107,526
Distributions to members	—	(1,143,245)
Net cash provided from financing activities	14,824,266	952,124
Net Increase in Cash and Restricted Cash	1,183,035	33,932
Cash and Restricted Cash - beginning of period	1,106,998	512
Total Cash and Restricted Cash - end of period	2,290,033	34,444

Cash	1,190,033	34,444
Restricted Cash	1,100,000	—
Total Cash and Restricted Cash	$2,290,033	$34,444
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Taxes	$—	$—
Interest	$1,444,428	$901,884
Noncash financing activities:
Conversion of debt to common stock and additional paid-in capital	$3,924,468	$—
Common stock issued in exchange for warrants	$4,635,245	$—
Imputed interest on related party loans with below market interest rates reported as contributions from members	$—	38,606

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

LUXURBAN HOTELS INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

1 -   DESCRIPTION OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

LuxUrban Hotels Inc. (LUXH) utilizes a long-term lease, asset-light business model to acquire and manage a growing portfolio of short-term rental properties in major metropolitan cities. The Company’s future growth focuses primarily on seeking to create “win-win” opportunities for owners of dislocated hotels, including those impacted by COVID-19 travel restrictions, while providing LUXH favorable operating margins. LUXH operates these properties in a cost-effective manner by leveraging technology to identify, acquire, manage, and market them globally to business and vacation travelers through dozens of third-party sales and distribution channels, and the Company’s own online portal.

The Company manages a portfolio of multi-family and hotel units located in metropolitan cities in New York, Washington D.C., Miami Beach, Denver, and Los Angeles. As of September 30, 2022 and 2021, total units available were 571 and 469, respectively. Average units available for the three months and nine months ended September 30, 2022, were 571 and 592, respectively as compared to 446 and 444, respectively for the three months and nine months ended September 30, 2021.

The consolidated financial statements include the accounts of LuxUrban Hotels Inc. (“LuxUrban”) and its wholly owned subsidiary SoBeNY Partners LLC (SoBeNY”). On November 2, 2022, CorpHousing Group Inc. (“CorpHousing”) changed its name to LuxUrban Hotels Inc. In June 2021, the members of SoBeNY exchanged all of their membership interests for additional membership interests in Corphousing LLC, with SoBeNY becoming a wholly owned subsidiary of Corphousing LLC. Both entities were under common control at the time of the transaction. Since there was no change in control over the net assets, there is no change in basis in the net assets.

In January 2022, Corphousing LLC and its wholly owned subsidiary, SoBeNY, converted into C corporations, with the then current members of Corphousing LLC becoming the stockholders of the newly formed C corporation, CorpHousing Group Inc. The conversion has no effect on our business or operations and was undertaken to convert the forms of these legal entities into corporations for purposes of operating as a public company. All properties, rights, businesses, operations, duties, obligations and liabilities of the predecessor limited liability companies remain those of CorpHousing Group Inc. and SoBeNY Partners Inc.

All significant intercompany accounts and transactions have been eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the financial statements and additional information as contained in our prospectus for the year ended December 31, 2021 filed on August 15, 2022. Results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2022. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise.

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

Payment received for the future use of a rental unit is recognized as a liability and reported as rents received in advance on the balance sheets. Rents received in advance are recognized as revenue after the rental unit is occupied by the customer for the agreed upon length of time. The rents received in advance balance as of September 30, 2022 and December 31, 2021, was $1,279,992 and $1,819,943, respectively and is expected to be recognized as revenue within a one-year period.

c.    Use of Estimates — The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

d.    Fair Value of Financial Instruments — The carrying amount of cash, processor retained funds, security deposits, accounts payable and accrued expenses, rents received in advance, and merchant cash advances approximate their fair values as of September 30, 2022 and December 31, 2021 because of their short term natures.

e.    Advertising — Advertising and marketing costs are expensed as incurred. During the three months and nine months ended September 30, 2022, advertising and marketing costs incurred by the Company totaled $0 and $26, compared to $10,045 and $109,220 for the three months and nine months ended September 30, 2021, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

f.    Commissions — The Company pays commissions to third-party sales channels to handle the marketing, reservations, collections, and other rental processes for most of the units. For the three months and nine months ended September 30, 2022, were $2,148,000 and $4,838,000, respectively compared to $268,000 and $722,000, respectively for the three months and nine months ended September 30, 2021. These expenses are included in cost of revenue in the accompanying consolidated statement of operations.

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

For the nine months ended September 30, 2022, the Company did not record a provision for income taxes as a result of a net loss for the period.

For 2021, the Company, which has been classified as a partnership for federal income tax purposes, is not subject to federal, state, and certain local income taxes and, accordingly, makes no provision for income taxes in its financial statements. The Company’s taxable income or loss is reportable by its stockholders. For 2022, the Company, converted into a C corporation.

i.    Sales Tax — The majority of sales tax is collected from customers by our third-party sales channels and remitted to governmental authorities by these third-party sales channels. For any sales tax that is the Company’s responsibility to remit, the Company records the amounts collected as accrued expenses and relieves such liability upon remittance to the taxing authority. Rental income is presented net of any sales tax collected. As of September 30, 2022 and December 31, 2021, the Company accrued sales tax payable of approximately $816,000 and $296,000, respectively and it is included in accounts payable and accrued expenses in the consolidated balance sheet. The Company is in the process of filing for the Voluntary

Disclosure and Compliance Program with any taxing authority to avoid any potential penalties where the Company has been delinquent in filing returns.

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

k.    Earnings Per Share (“EPS”) — The Company has incurred a net loss for the periods presented for 2022 and as such, result basic and diluted shares and weighted average shares outstanding are the same.

3 -   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has negative working capital of $7,336,469, as of September 30, 2022. For the nine months ended September 30, 2022, the Company reported a net loss of $1,035,720. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these financial statements are issued. Management intends to finance operations over the next twelve months through remaining proceeds from its recent initial public offering and debt financings, cash generated from operaions, and additional equity or debt financings.

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

The adoption of the new lease standard had a significant impact on the Consolidated Balance Sheets, resulting in the recognition on 1/1/2022 a right-of-use asset of $36,304,289, current lease liabilities of $7,370,890 and long-term lease liabilities of $29,884,584. In addition, the Company recognized $414,373 cumulative effect adjustment to retained earnings on the Consolidated Statements of Shareholders’ Equity related to the unamortized deferred lease costs incurred in prior periods which do not meet the definition of initial direct costs under Topic 842. The adoption of Topic 842 did not have a significant impact on the lease classification or a material impact on the Consolidated Statements of Operations and liquidity.

The components of the right-of-use asset and lease liabilities as of September 30, 2022 are as follows:

At September 30, 2022, supplemental balance sheet information related to leases were as follows:

Operating lease right of use asset	$79,821,828
Operating lease liability, current portion	$5,931,418
Operating lease liability, net of current portion	$73,090,410

At September 30, 2022, future minimum lease payments under the non-cancelable operating leases are as follows:

Twelve Months Ending September 30,
2023	$9,586,750
2024	9,961,993
2025	10,184,864
2026	10,353,777
2027	6,825,319
Thereafter	71,221,672
Total lease payment	$118,134,375

The following summarizes other supplemental information about the Company’s operating lease:

September 30,
2022
Weighted average discount rate	10%
Weighted average remaining lease term (years)	11.8 years

	Three Months	Nine Months
	Ended	Ended
	September 30, 2022	September 30, 2022
Operating lease cost	$2,774,987	$8,562,486
Total lease cost	$2,774,987	$8,562,486

5 -   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued expenses totaled $3,653,939 and $4,209,366 as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, the balance consisted of approximately $852,000 of credit cards payable, $816,000 in sales tax, $520,000 in costs related to the initial public offering, $574,000 of rent, $172,000 of accrued payroll and related liabilities, $161,000 of legal and accounting fees, $93,000 of accrued interest, $67,000 of software expense, and $55,000 of other miscellaneous items. As of December 31, the balance consisted of approximately $980,000 of credit cards payable, $600,000 of professional fees, $570,000 of rent, $570,000 of commissions, $475,000 of short-term negative cash balances, $295,000 in sales tax, $290,000 in costs related to the initial public offering, $228,000 of refunds, $97,000 of furniture, and $105,000 of other miscellaneous items.

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

In April and May 2020, SoBeNY and CorpHousing obtained funding of $516,225 and $298,958, respectively, from a bank established by the Small Business Administration (“SBA”). The loans have an initial deferment period wherein no payments are due until the application of forgiveness is submitted, not to exceed ten months from the covered period. Interest will continue to accrue during this deferment period. The April loan was written off by the bank in the September 2022 quarter and subsequently taken to other income. After the deferment period ends, the May loan is payable in equal monthly installments of $15,932, including principal and interest at a fixed rate of 1.00%. No collateral or personal guarantees were required to obtain the PPP loans. The Company does not intend to apply for forgiveness of these loans and expects to repay the loans in accordance with the terms of the agreements.

Accrued interest at September 30, 2022 and December 31, 2021, was $13,337, and is included in accounts payable and accrued expenses in the consolidated balance sheets.

Future minimum principal repayments of the SBA — PPP loans payable are as follows:

For the Twelve Months Ending September 30,
2023	$298,958

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

The outstanding balance at September 30, 2022 and December 31, 2021, was $800,000 and $800,000, respectively.

Accrued interest at September 30, 2022 was $62,656 and is included in accounts payable and accrued expenses in the consolidated balance sheets.

Future minimum principal repayments of the SBA — EIDL loans payable are as follows:

For the Twelve Months Ending September 30,
2023	$11,902
2024	14,688
2025	15,248
2026	15,830
2027	16,434
Thereafter	725,898
$800,000

8 -   MERCHANT CASH ADVANCES

The Company entered into multiple Merchant Cash Advance (“MCA”) factoring agreements to fund operations. The Company is required to repay the MCA in fixed daily payments until the balance is repaid. The MCA is personally guaranteed by a stockholder. Fees associated with the MCA have been recognized in interest expense in the accompanying consolidated statement of operations. As of September 30, 2022 and December 31, 2021, the outstanding balance on these merchant cash advances net of unamortized costs was $324,527 and $1,386,008, respectively and is expected to be repaid within twelve months.

9 -   LOANS PAYABLE

Loans payable consist of the following as of:

	September 30,	December 31,
	2022	2021
Original borrowings of $100,000, bears interest at 1%, requires no payments until maturity in March 2024, converted to equity at the initial public offering	$—	$20,500
Original borrowings of $250,000, bears interest at 1%, requires no payments until maturity in January 2024	210,500	210,500
Original payable of $151,096 with additional net borrowings of $89,154, requires monthly payments of $1,500 until total payments of $240,250 have been made	392,044	242,053
Original payable of $553,175 with additional net borrowings of $125,412, requires monthly payments of $25,000 until total payments of $678,587 have been made	500,000	553,175
Original payable of $492,180, requires monthly payments of $25,000 until total payments of $492,180 have been made	865,618	1,020,890
Original borrowings of $4,580,000 and unamortized original issue discount of $453,750, bears interest at 5%, requires no payments until maturity in May 2023 (“Investor Notes”)	4,471,803	—
Original borrowings of $60,000, bears interest at 1%, requires no payments until maturity in January 2024	60,000	—
Original amounts due of $195,000, related to services provided by a vendor, requires monthly payments of $10,000 through May 2022, then monthly payments of $25,000 through August 2022 at which time any remaining balance is due	65,000	145,000
	6,564,965	2,192,118
Less: Current maturities	5,750,721	1,267,004
	$814,244	$925,114

In conjunction with the initial public offering in August of 2022, we repaid $2,500,000 of Investor Notes which included a prepayment premium of 15%. On September 16, 2022, under the terms of the agreement, we sold an additional $2,070,000 of Investor Notes, including an original issue discount of 15%. In conjunction with this sale, we issued 517,500 warrants with an exercise price of $4.00. In conjunction with these warrants and notes sale, we recorded $349,899 of debt discount associated with this warrant issuance.

On September 30, 2022, we sold an additional $1,408,750 of Investor Notes, including an original issue discount of 15%. In conjunction with this sale, we issued 352,188 warrants with an exercise price of $4.00. In conjunction with these warrants and notes sale, we recorded $241,455 of debt discount associated with this warrant issuance.

Future minimum principal repayments of the loans payable are as follows:

For the Twelve Months Ending September 30,
2023	$5,750,721
2024	814,244
$6,564,965

10 - LOANS PAYABLE — RELATED PARTIES

Loans payable — related parties consists of the following:

	September 30,	December 31,
	2022	2021
Original borrowings of $496,500, bears interest at 6%, requires no payments until maturity in May 2023. Lender is a stockholder of the Company	$248,500	$496,500
Original borrowings of $150,000, bears interest at various rates based on the lenders borrowing rates. No stated repayment terms. Lender is controlled by the managing stockholder and owned by his spouse	—	22,221
	248,500	518,721
Less: Current maturities	248,500	22,221
	$—	$496,500

Future minimum principal repayments of the loans payable — related parties are as follows:

For the Twelve Months Ending September 30,
2023	$248,500
$248,500

11 - CONVERTIBLE NOTES - RELATED PARTIES

	September 30,	December 31,
	2022	2021
Original borrowings of $1,966,019, bears interest at 6%, requires no payments until maturity in April 2023. Lender is related to the managing stockholder. Contingently convertible upon certain triggering events, converted to equity at the initial public offering	$—	$1,966,019
Convertible revolving credit line of $650,000, bears interest at 1%, requires no payments until maturity in March 2024. Lender is related to the managing stockholder. Notes converted to equity at the initial public offering	—	642,841
	$—	$2,608,860
Less: Current maturities	—	—
	$—	$2,608,860

12 - LINE OF CREDIT

In February 2019, the Company entered into a line of credit agreement in the amount of $95,000. The line bears interest at prime, 6.25% as of September 30, 2022, plus 3.49%. The line matures in February 2029. Outstanding borrowings were $94,975 as of September 30, 2022 and December 31, 2021.

13 - RELATED PARTY TRANSACTIONS

Consulting services related to the management of the Company, including overseeing the leasing of additional units and revenue management, were provided to the Company through a consulting agreement with SuperLuxMia LLC, a consulting firm owned by a stockholder of the Company. For the three months and nine months ended September 30, 2022, these consulting fees of the Company totaled approximately $0 and $192,000, respectively, as compared to $206,000 and $593,000, respectively for the three months and nine months ended September 30, 2021, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

The Company’s Chief Accounting Officer (CAO) provided services to our company through a consulting agreement with an entity owned by the CAO. For the three months and nine months ended September 30, 2022, related fees totaled approximately $82,500 and $130,000, respectively as compared to $16,000 and $61,000, respectively, for the three months and nine months ended September 30, 2021, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

15 - MAJOR SALES CHANNELS

The Company uses third-party sales channels to handle the reservations, collections, and other rental processes for most of the units. Three sales channels represented approximately, 92% and 90%, respectively, of total revenue during the three months and nine months ended September 30, 2022, as compared to 94% and 93%, respectively for the three months and nine months ended September 30, 2021. The loss of business from one or a combination of the Company’s significant sales channels, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

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

17 - STOCK OPTIONS AND WARRANTS

Options

During the nine months ended September 30, 2022, the Company granted options to purchase an aggregate of 2,630,024 shares of common stock under the Company’s 2022 performance equity plan. These options were granted in conjunction of our initial public offering on August 11, 2022 and have a per-share exercise price of $4.00, which is equal to the per-share price in our initial public offering.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model using the assumptions noted as follows: expected volatility was based on the historical volatility of a peer group of companies. The expected term of options granted was determined using the simplified method under SAB 107 which represents the mid-point between the vesting term and the contractual term. The risk-free rate is calculated using the U.S. Treasury yield curve and is based on the expected term of the option.

The Black-Scholes option pricing model was used with the following weighted assumptions for options granted during the period:

September 30, 2022
Risk-free interest rate	0.52 – 3.72%
Expected option life	6 months – 43 months
Expected volatility	39.77 – 66.59%
Expected dividend yield	—%
Exercise price	$4.00

The following table summarizes stock option activity for the nine months ended September 30, 2022:

Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at December 31, 2021	—	$—	—	$—
Granted	2,630,024	4.00	10.0
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at September 30, 2022	2,630,024	$4.00	9.9	$—
Exercisable at September 30, 2022	—	$—	—	$—

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expense of $206,545 and $206,545 for the three and nine months ended September 30, 2022, respectively. No stock compensation expense was recorded in 2021. Unamortized option expense as of September 30, 2022, for all options outstanding amounted to $4,048,167. These costs are expected to be recognized over a weighted average period of 1.9 years.

A summary of the status of the Company’s nonvested options as of September 30, 2022, is presented below:

Nonvested options

Weighted Average
	Number of	Grant Date Fair
	Nonvested Options	Value
Nonvested options at December 31, 2021	—	$—
Granted	2,630,024	4.00
Forfeited	—	—
Vested	—	—
Nonvested options at September 30, 2022	2,630,024	$4.00

Warrants

In connection with certain private placements funded by certain of our officers and directors prior to our initial public offering, we issued notes and warrants. The warrants were contingent upon, and became effective only upon, consummation of our initial public offering on August 11, 2022.In total, 695,000 of such warrants were issued to certain of our officers and directors with a weighted average exercise price of $4.20 were issued. These warrants are exercisable for five years.

Also, in conjunction with the initial public offering, the Company issued 135,000 warrants to the underwriter of the initial public offering, Maxim, with an exercise price of $4.40. These warrants are exercisable for five years.

Also, in connection with certain private placements with a third-party investor, the Company issued 920,000 warrants with an exercise price of $4.00. These warrants are exercisable for five years. In connection with such private placements, we also issued, 32,000 warrants to Maxim (which served as agent for such private placement) at an exercise price of $4.40. These warrants are exercisable for five years.

On September 16 and 30, 2022 in conjunction with a financing with the same third-party investor, we issued 517,500 and 352,188 warrants with an exercise price of $4.00 per share.

The following table summarizes warrant activity for the nine months ended September 30, 2022:

			Weighted
			Average
	Number of Shares		Remaining	Aggregate
	Issuable Upon Exercise	Weighted Average	Contractual Life	Intrinsic
	of Warrants	Exercise Price	(years)	Value
Outstanding at December 31, 2021	—	$—	—	$—
Issued	2,651,688	4.08	4.9
Exercised	—	—	—
Expired	—	—	—
Outstanding at September 30, 2022	2,651,688	$4.08	4.9	—
Exercisable at September 30, 2022	2,651,688	$4.08	4.9	$—

In the nine months ended September 30, 2022, no shares were issued from the exercise of warrants.

18 - SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through November 14, 2022, the date the financial statements were available to be issued.

Subsequent to September 30, 2022, the Company entered into leases, letter of intents, or agreements to enter into leases with start dates through December 31, 2022. The new lease terms expire on various dates though December 31, 2037.

On October 20, 2022, the Company closed on the final portion of the private placement under the terms of the September 2022 Investor Purchase Agreement, issuing a $1,466,250 principal amount September 2022 Investor Note (“Second Closing Note”) and September 2022 Investor Warrants to purchase 366,563 shares of common stock for gross proceeds of $1,275,000 (giving effect to the 15% original issue discount). The Second Closing Note matures on October 23, 2023.

The September 2022 Investor Financing continues the Company’s existing relationship with the investor to which it previously sold in private placements of 15% original issue discount notes (“Prior Investor Notes”) and five-year warrants (“Prior Investor Warrants”). As of the date of this Report, the Company has received $7,500,000 aggregate gross proceeds under the 2022 Investor Financings and issued $8,625,000 principal amount of notes. In connection with the Company’s IPO, the Company repaid an aggregate principal amount of $2.2 million of the First 2022 Investor Financing Notes ($2.5 million inclusive on prepayment penalty). As of the date of this Report and giving effect to the September 2022 Investor Financing, the Company approximately $6,500,000 principal amount of September 2022 Investor Notes and Prior Notes outstanding, and warrants to purchase an aggregate of 2,156,251 shares outstanding.

As additional consideration to investors in the 2022 Investor Financing, the Company granted revenue participation rights to the investors providing them, as a group, with an aggregate share, typically 5% to 10% in the first five years of the relevant lease, and 1% thereafter, of the quarterly revenues generated by certain of the Company’s hotel properties, during the initial term of the subject lease relating to such property (including any prescribed extensions thereof).

The notes and warrants provide for certain conversion and exercise price adjustments in the event we effectively issue shares in future financings for cash and other circumstances at per share prices below the then effective conversion or exercise prices of such notes and warrants. On October 10, 2022, the Company entered into an addendum to the September 2022 Investor Purchase Agreement, effective as of September 30, 2022, which provides that it shall not issue, nor shall we be required to issue, upon conversion of the notes or exercise of the warrants, an aggregate of more than 19.99%, or 5,303,230 shares (subject to adjustment for stock splits, stock dividends and the like), of the Company’s common stock (the “Nasdaq Exchange Cap); provided, that such limitation shall not apply in the event that the Company (A) obtains the approval of its stockholders as required by the applicable rules of Nasdaq for issuances of shares of common stock upon conversion of such notes and exercises of such warrants in excess of the Nasdaq Exchange Cap or (B) obtain a written opinion from outside counsel to the Company that such approval is not required.

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

Overview

We utilize a long-term lease, asset-light business model to acquire and manage a growing portfolio of short-term rental properties in major metropolitan cities. Our future growth focuses primarily on seeking to create “win-win” opportunities for owners of dislocated hotels, including those impacted by COVID-19 travel restrictions, while providing us with favorable operating margins. We operate these properties in a cost-effective manner by leveraging technology to identify, acquire, manage, and market them in our operating cities to business and vacation travelers through dozens of third-party sales and distribution channels, and our own online portal. Guests at our properties are provided Heroic Service™ under our consumer brand, LuxUrban. Our Heroic Service™ provides guests a hassle-free experience which exceeds their expectations with “Heroes” who respond to any issue in a timely, thoughtful, and thorough manner.

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

As of September 30, 2022, we operated 571 accommodation units across five cities in the United States. We also plan to launch international operations in early 2023 and are currently evaluating London and Paris for launch of our first commercial international operations.

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

As of the date of this Quarterly Report, we operated in five cities:

●	Denver;
●	Los Angeles;
●	Miami Beach;
●	New York;
●	Washington, D.C.

We utilize our own and third-party technology across the spectrum of our operations and the guest experience, including

●	Our proprietary data analytics for property selection;
●	Our proprietary data systems for revenue management and dynamic pricing;
●	global sales distribution across dozens of direct-to-consumer and B2B third-party sales pipelines;
●	third-party AI guest background and security screening and verification; and
●	integrated proprietary and third-party technologies to manage our operations remotely, including internal employee communications, property surveillance and analysis.

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

Guest Attraction

Another key driver of our expected revenue growth is our ability to continue attracting new guests through various channels. We source demand from a variety of channels, including Online Travel Agencies (“OTAs”), such as Booking.com, Expedia, and Airbnb, as well as directly through our website. Bookings made through OTAs incur channel fees, requiring us to pay a certain percentage of the revenue booked on the OTA in order to compensate the OTA for its listing services. In general, direct bookings are more financially advantageous to us as they do not incur channel fees.

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

Pricing

To compete with other providers and attract guests, we must provide our accommodations at pricing points that are perceived by our guests as providing value. This is a function of the quality of the accommodations, the location, the then-current demand for such accommodations, and the pricing of accommodations available from our competitors. Because we strive to incur minimal corporate overhead by operating with only nominal physical corporate headquarters and on an asset-light basis (with our only material assets being our leases and intellectual properties) we believe we are able to provide a similar quality product for less than our competitors or provide a better-quality product for the same price, while remaining profitable. We closely monitor the economics of our units to ensure the price, referred to as Average Daily Rate (ADR), is highly competitive in order to drive high occupancy rates.

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

As shown in the table below, we saw Occupancy Rates and RevPAR drop dramatically throughout 2020, with Occupancy Rates dropping by approximately 23% and RevPAR by approximately 35% year over year from 2019 to 2020. In 2021 and 2022, Occupancy Rates and RevPAR rebounded in part, increasing by approximately 18% and 11%, respectively for the full years 2021 and

21% and 22%, respectively for the nine months ended September 30, 2022. We expect to see these metrics continue to increase toward pre-Covid results over time, unless new material shutdowns and travel restrictions are put into place.

Year	OCC	REVPAR
2018	86%	160
2019	84%	157
2020	61%	103
2021	72%	122
2022 (nine months ended September 30, 2022)	87%	149

The COVID-19 pandemic transformed how society works, connects, and travels, while at the same time creating incredible challenges, particularly for the hospitality industry. In early March 2020, we began to experience the early effects of the COVID-19 pandemic. As the world locked down, we acted to reduce costs and bolster revenues to mitigate the impacts of the COVID-19 pandemic. As part of our COVID-19 response strategy, we:

●	Utilized relief clauses contained in many of our leases and further negotiated additional rent concessions and deferrals with real estate owners. These efforts provided us with meaningful rent savings compared to its initial 2020 budget;
●	focused efforts on increasing existing sources of demand and generating new sources of demand during the COVID-19 pandemic; and
●	kept our doors open to serve guests ensuring they stay was clean and safe;

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

Local Tax Compliance and Monitoring

As part of our compliance review, we determined that certain state and local tax payments for short-term stays below prescribed tax regulation cutoffs had not been properly collected and applied, either directly by us or the platforms through which customers reservation and payments are made. We are working with state and local tax authorities to pay all applicable taxes, penalties, and interest. We have reserved amounts to cover such payments on our financial statements for the years ended December 31, 2020 and December 31, 2021 and the nine months ended September 30, 2022. We estimate that total payment obligations for these amounts will approximate $816,409. To properly scale our business in a compliant manner, we have implemented a leading tax compliance, filing, and reporting platform into our operations. As a result of these efforts, all tax collection is automated across the entire scope of our operations and portfolios.

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

Non-GAAP Financial Measures

To supplement the condensed consolidated financial statements, which are prepared in accordance with GAAP, we use EBITDA and Adjusted EBTIDA as a non-GAAP financial measures.

The following table provides reconciliation of net loss to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2022	2021	2022	2021
Net Loss	$(3,217,562)	$(35,928)	$(1,035,720)	$(2,475,966)
Benefit from Income Taxes	$(750,000)	$—	$—	$—
Interest and Financing Costs	$4,151,578	$566,924	$5,311,457	$1,226,931
Depreciation and Amortization	$2,464	$—	$5,020	$—
EBITDA	$186,480	$530,996	$4,280,757	$(1,249,035)

Stock Compensation Expense	$358,285	$—	$358,285	$—
Exit SoBeNY Costs	$1,835,571	$—	$1,835,571	$—
Adjusted EBITDA	$2,380,336	$530,996	$6,474,613	$(1,249,035)

EBITDA is defined as net income or loss before the impact of interest, taxes and depreciation and amortization. EBITDA is a key measure of our financial performance and measures our efficiency and operating cash flow before financing costs, taxes and working capital needs. Adjusted EBITDA adjusts for non-cash stock compensation expense, as well as the costs associated with the exit of our apartment rental business under SoBeNY. Adjusted EBITDA is a key measure of our financial performance as, like EBITDA, measures our efficiency and operating cash flow before non-cash stock compensation costs, financing costs, taxes and working capital as well as the one-time nature of exit costs associated with SoBeNY. We utilize EBITDA and Adjusted EBITDA because they provide us with an operating metric closely tied to the operations of the business.

To supplement EBITDA and Adjusted EBITDA, we have adjusted our net income for non-cash items to calculate, Cash Net Income as another non-GAAP financial measure. We have also removed the one-time costs associated with the exit costs associated with SoBeNY. The follow table provides reconciliation of net income (loss) to Cash Net Income (Loss) and Adjusted Cash Net Income (Loss):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2022	2021	2022	2021
Net Loss	$(3,217,562)	$(35,928)	$(1,035,720)	$(2,475,966)
Benefit from Income Taxes	$(750,000)	$—	$—	$—
Stock Compensation Expense	$358,285	$—	$358,285	$—
Depreciation and Amortization	$2,464	$—	$5,020	$—
Warrant Expense	$2,386,369	$—	$2,386,369	$—
Cash Net Income (Loss)	$(1,220,444)	$(35,928)	$1,713,954	$(2,475,966)
Exit SoBeNY Costs	$1,835,571	$—	$1,835,571	$—
Adjusted Cash Net Income (Loss)	$615,127	$(35,928)	$3,549,525	$(2,475,966)
Adjusted Cash Net Income per share	$0.03	—	$0.16	—
Fully diluted weighted average number of common shares outstanding	24,092,231	—	22,251,412	—

Results of Operations

The unaudited information presented for the three months and nine months ended September 30, 2022 and 2021 has been presented to reflect recent trends in the results of the Company.

	Three Months Ended September 30,			Nine Months Ended September 30, (unaudited)
	2022	2021	% change	2022	2021	% change
Gross Rental Revenue	$14,443,842	$9,796,194	47%	$38,863,281	$21,485,067	81%
Refunds	$2,868,517	$3,149,813	(9)%	$7,987,193	$7,349,791	9%
Net Rental Revenue	$11,575,325	$6,646,381	74%	$30,876,088	$14,135,276	118%
Cost of Revenue	$6,686,373	$5,853,295	14%	$20,617,255	$13,773,826	50%
Gross Profit (Loss)	$4,888,952	$793,086	516%	$20,258,833	$361,450	2,738%
Total Operating Costs	$5,311,026	$262,226	1,925%	$7,176,253	$1,611,088	345%
Income / (Loss) from Operations	$(422,074)	$530,860	(180)%	$3,082,580	$(1,249,638)	(347)%
Total Other (Expense)	$(3,545,488)	$(566,788)	526%	$(4,118,300)	$(1,226,382)	236%
Income (Loss) Before Provision for Taxes	$(3,967,562)	$(35,928)	10,943%	$(1,035,720)	$(2,475,966)	(58)%
Provision for Income Taxes	$(750,000)	$—	—	$—	$—	—
Net Income (Loss)	$(3,217,562)	$(35,928)	8,856%	$(1,035,720)	$(2,475,966)	(58)%

Three Months Ended September 30, 2022 as compared to Three Months Ended September 30, 2021

Net Rental Revenue

The increase in net rental revenue of 74% for the three months ended September 30, 2022 to $11,575,325 as compared to $6,646,381 for the three months ended September 30, 2021 was a result of the increase in average units available to rent from 446 at September 30, 2021 to 571 at September 30, 2022 as well as better occupancy rates and ADRs over this period.

Cost of Revenue

For the three months ended September 30, 2022, the principal component responsible for the increase in our cost of revenue was rental expenses for our units available to rent, which increased by $670,084, or 11%, from $5,853,295 in the three months ended September 30, 2021, to $6,523,379 in the three months ended September 30, 2022, as a result of the increase in size of our rental unit’s portfolio period over period as well as related increases in furniture rentals, cleaning costs, cable / WIFI costs and credit card processing fees.

Gross Profit (Loss)

The increase in our gross profit margins of $4,095,866 to $4,888,952, or approximately 516% for the three months ended September 30, 2022, as compared to $793,086 for the three months ended September 30, 2021 is primarily attributable to a reduction in the impact of Covid-19 as well as greater unit counts and better occupancy rates and ADRs over this period.

Total Operating Costs

Total operating costs incurred for the three months ended September 30, 2022 increased by approximately 1,925% to $5,311,026 as compared to $262,226 for the three months ended September 30, 2021. This increase is partially related to costs incurred in the three months ended September 30, 2022, not included in the same period in 2021 that included SoBeNY exit costs of $1,835,571, stock compensation expense of $358,285 as well as certain costs related to being a public company. In addition, operating costs include contracted services, selling and administrative expenses, professional fees, and software fees all of which increased over these periods primarily attributable to the operation of additional units.

Total Other Expenses

Total other expense, for the three months ended September 30, 2022 was $3,545,488 as compared to $566,788 for the three months ended September 30, 2021. These expenses are due to (a) interest and financing costs related to borrowings for working capital that increased from $566,924 during the three months ended September 30, 2021 to $4,151,578 during the three months ended September 30, 2022 and (b) increase in other income from $136 during the three months ended September 30, 2021 to $606,090 during the three months ended September 30, 2022. The increase in interest and financing costs includes $2,386,369 of costs associated to the issuance of warrants to debt investors. The increase in other income was primarily related to lease payment settlements related to COVID finalized in this period.

Nine Months Ended September 30, 2022 as compared to Nine Months Ended September 30, 2021

Net Rental Revenue

The increase in net rental revenue of 118% for the nine months ended September 30, 2022, to $30,876,088 as compared to $14,135,276 for the nine months ended September 30, 2021 was a result of the increase in units available to rent from 444 at September 30, 2021, to 592 at September 30, 2022 as well as better occupancy and ADRs over this period.

Cost of Revenue

For the nine months ended September 30, 2022, the principal component responsible for the increase in our cost of revenue was rental expenses for our units available to rent, which increased by $6,680,435 or 49%, from $13,773,826 in the nine months ended September 30, 2021, to $20,454,261 in the nine months ended September 30, 2022, as a result of the increase in size of our rental unit’s portfolio period over period as well as related increases in furniture rentals, cleaning costs, utilities, cable / WIFI costs and credit card processing fees.

Gross Profit (Loss)

The increase in our gross profit margins of $9,897,383 to $10,258,833 or approximately 2,738% for the nine months ended September 30, 2022 as compared to a gross margin of $361,450 for the nine months ended September 30, 2021 is primarily attributable to a reduction in Covid-19 government related travel restrictions and shutdowns that reduced our occupancy rates during the period.

Total Operating Costs

Total operating costs incurred for the nine months ended September 30, 2022 increased by approximately 345 % to $7,176,253 as compared to $1,611,088 for the nine months ended September 30, 2021. This increase is partially related to costs incurred in the nine months ended September 30, 2022, not included in the same period in 2021 that included SoBeNY exit costs of $1,835,571, stock compensation expense of $358,285 as well as certain costs related to being a public company. In addition, operating costs include contracted services, selling and administrative expenses, professional fees, and software fees all of which increased over these periods primarily attributable to the operation of additional units.

Total Other Revenue (Expense)

Total other revenue (expense), for the nine months ended September 30, 2022 was $4,118,300 as compared to $1,226,328 for the nine months ended September 30, 2021. These expenses are due to (a) interest and financing costs related to borrowings for working capital that increased from $1,226,931 during the nine months ended September 30, 2021 to $5,311,457 during the nine months ended September 30, 2022 and (b) increase in other income from $603 during the nine months ended September 30, 2021 to $1,193,157 during the nine months ended September 30, 2022. The increase in interest and financing costs includes $2,386,369 of costs associated to the issuance of warrants to debt investors. The increase in other income was primarily related to lease payment settlements related to COVID finalized in this period.

Liquidity and Capital Resources

The following table provides information about our liquidity and capital resources as of September 30, 2022 and December 31, 2021:

	As of September 30,	As of December 31,
	2022	2021
Cash	$1,190,033	$6,998
Other Current Assets	$8,961,553	$1,272,428
Total Current Assets	$10,151,586	$1,279,426
Total Current Liabilities	$17,488,055	$9,519,725
Working Capital (Deficit)	$(7,336,469)	$(8,240,299)

As of September 30, 2022, our cash balance was $1,190,033 as compared to $6,998 at December 31, 2021, and total current assets were $10,151,586 as compared to $1,279,426 at December 31, 2021.

As of September 30, 2022, our company had total current liabilities of $17,488,055 as compared to $9,519,725 at December 31, 2021. Total current liabilities at September 30, 2022 consisted of accounts payable and accrued expenses of $3,653,939 as compared to $4,209,366 at December 31, 2021, rents received in advance of $1,279,992 as compared to $1,819,943 at December 31, 2021, merchant cash advances of $324,527 as compared to $1,386,008 at December 31, 2021, loans payable of $6,298,179 as compared to $2,104,408 at December 31, 2021 and operating lease liability of $5,931,418 compared to a zero balance at December 31, 2021 as a result of the adoption of the ASC 842.

As of September 30, 2022, our company had a working capital deficit of $7,336,469 as compared to $8,240,299 at December 31, 2021. The increase in working capital of $903,830 was primarily attributed to an increase in cash of $1,183,035, process retained funds of $7,309,323 and prepaid expenses of $1,265,751 and a decrease of merchant cash advances of $1,061,481 partially offset by and increase in loans payable of $4,193,771 and operating lease liability of $5,931,418 as a result of the adoption of ASC 842.

We have obtained funding through the Small Business Administration (SBA) Paycheck Protection Program (PPP) and Economic Injury Disaster Loans (EIDL) totaling $814,244 and $800,000, respectively. We have used these funds for our ongoing operations. We have received forgiveness of $516,225 of the PPP loans and for the balance of these funds we intend to repay them accordance with the terms of the respective loan agreements or seek forgiveness, as permitted.

Note 3 to the financial statements included in this report contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We intend to finance operations during the next twelve months through remaining proceeds of our recent initial public offerings and debt financings, cash from operations and additional equity and debt financings. We may not be able, however, to secure such additional financings on commercially reasonable terms or at all, if and when needed. In addition, we may be able to restructure certain of our obligations in a manner that will materially enhance our cash flows and available cash during 2023, although there can be no certainty that we will be able to do so, or if we are successful in restructuring such obligations that we will achieve the anticipated effects of such restructuring.

Historically, we have operated as a private, closely held company, with our operating capital requirements funded by a combination of related party loans, cash flows from operations, and third-party high-interest merchant cash advances. For the year ended December 31, 2021, we incurred a net loss of $2,233,384. For the nine months ended September 30, 2022, we incurred a net loss of $1,035,720. Components of the 2021 loss included what we believe are non-ordinary course expenses arising from cancelations due to the COVID-19 pandemic. Prior to the pandemic, for the year ended December 31, 2019, we had aggregate refunds and allowances of $917,084, or 14% of revenue. The following table summarizes the increases in refunds post the pandemic.

	As of September 30, 2022	2021	2020
Total Refunds	19.9%	33.7%	38.9%

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

We record cash collected prior to stays as “rents received in advance” on our balance sheet as a liability. These collections are either recognized as revenue when guests stay at our properties or refunded in accordance to our cancelation policies. In addition, a portion of our “processor retained funds” on our balance sheet is related to refunds as processors, under certain situations get involved in customer refunds. The recent in processor retained funds is partially related to the exit of some apartment units. In addition, we incurred a greater amount of relocation expenses related to this exit. During the three months ended September 30, 2022, we incurred exit costs associated to apartment units under SoBeNY of $1,674,344 as well as related guest relocation costs of $161,227.

Credit Facilities

We do not have any institutional credit facilities in place. Since formation we have funded our operations and growth through capital contributions by founding equity holders, loans from affiliates of our company, third-party investor financings, and our initial Public offering consummated in August 2022.

First 2022 Investor Financing

In May 2022, we entered into a security purchase agreement (as amended in June and September 2022) with a private investor under which we sold, in a series of private placements through September 2022 (collectively, the “First 2022 Investor Financing”), an aggregate $5,750,000 principal amount of 15% original issue discount notes (“First 2022 Investor Financing Notes”) and five-year warrants (“First 2022 Investor Financing Warrants”) to purchase an aggregate of 1,437,500 shares of our common stock at a per-share exercise price of $4.00. The First 2022 Investor Financing Notes bear interest at 5% per annum, with all accrued interest payable at maturity. The First 2022 Investor Financing Notes mature on May 27, 2022, June 30, 2023 and September 19, 2023.

Second 2022 Investor Financing

On September 30, 2022, we entered into a second security purchase agreement with the investor (the “September 2022 Investor Purchase Agreement”) under which we sold or may sell, in a series of private placements (the “September 2022 Investor Financing” and, together with the First 2022 Investor Financing, the “2022 Investor Financings”) up to an aggregate of $2,875,000 principal amount of notes (the “September 2022 Investor Financing Notes” and, together with the First 2022 Investor Financing Notes, the “2022 Investor Financing Notes”) and five-year warrants substantively identical to the First 2022 Investor Financing Warrants (the “September 2022 Investor Financing Warrants” and, together with the First 2022 Investor Financing Warrants, the “2022 Investor Financing Warrants”) to purchase up to an aggregate of 1,437,500 shares of our common stock at a per-share exercise price of $4.00. The September 2022 Investor Financing Notes are substantively identical to the First 2022 Investor Financing Notes, except that the First 2022 Investor Financing Notes are convertible into our shares of common stock at a conversion price of $3.00 per share, and the September 2022 Investor Financing Notes are convertible into shares of our common stock at a conversion price of $4.11 per share.

At the time of execution of the September 2022 Investor Purchase Agreement, we closed on $1,408,750 principal amount of September 2022 Investor Notes (the “First Closing Notes”) and issued September 2022 Investor Warrants to purchase 352,188 shares of common stock for gross proceeds of $1,225,000 (giving effect to the 15% original issue discount). The First Closing Notes mature on September 30, 2023.

On October 20, 2022, we closed on the final portion of the private placement under the terms of the September 2022 Investor Purchase Agreement, issuing a $1,466,250 principal amount September 2022 Investor Note (“Second Closing Note”) and September 2022 Investor Warrants to purchase 366,563 shares of common stock for gross proceeds of $1,275,000 (giving effect to the 15% original issue discount). The Second Closing Note matures on October 23, 2023.

The September 2022 Investor Financing continues our existing relationship with the investor to which we previously sold in private placements of 15% original issue discount notes (“Prior Investor Notes”) and five-year warrants (“Prior Investor Warrants”). As of the date of this report, we have received $7,500,000 aggregate gross proceeds under the 2022 Investor Financings and issued $8,625,000 principal amount of notes. In connection with our IPO, we repaid an aggregate principal amount of $2.2 million of the First 2022 Investor Financing Notes ($2.5 million inclusive on prepayment penalty). As of the date of this report and giving effect to the September 2022 Investor Financing, we have approximately $6,500,000 principal amount of September 2022 Investor Notes and Prior Notes outstanding, and warrants to purchase an aggregate of 2,156,251 shares outstanding.

Other Provisions of the 2022 Investor Financing Notes and Related Agreements

As additional consideration to investors in the 2022 Investor Financing, we granted revenue participation rights to the investors providing them, as a group, with an aggregate share, typically 5% to 10% in the first five years of the relevant lease, and 1% thereafter, of the quarterly revenues generated by our New Properties, during the initial term of the subject lease relating to such property (including any prescribed extensions thereof).

The notes and warrants provide for certain conversion and exercise price adjustments in the event we effectively issue shares in future financings for cash and other circumstances at per share prices below the then effective conversion or exercise prices of such notes and warrants. On October 10, 2022, we entered into an addendum to the September 2022 Investor Purchase Agreement, effective as of September 30, 2022, which provides that we shall not issue, nor shall we be required to issue, upon conversion of the notes or exercise of the warrants, an aggregate of more than 19.99%, or 5,303,230 shares (subject to adjustment for stock splits, stock dividends and the like), of our common stock (the “Nasdaq Exchange Cap); provided, that such limitation shall not apply in the event that the we (A) obtain the approval of our stockholders as required by the applicable rules of Nasdaq for issuances of shares of our common stock upon conversion of such notes and exercises of such warrants in excess of the Nasdaq Exchange Cap or (B) obtain a written opinion from outside counsel to our company that such approval is not required.

In connection with the closings under First 2022 Investor Financing consummated prior to our IPO, we paid Maxim Group LLC (“Maxim”), the lead-book-running manager of our IPO, aggregate agency fees of $256,000 and issued Maxim five-year warrants (the “2022 Investor Financing Agent Warrants”) to purchase an aggregate of 32,000 shares of our common stock at a per-share exercise price of $4.40 per share. No fees were paid or warrants issued to Maxim in connection with the 2022 Investor Financings after the consummation of our IPO.

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

In November 2021, we issued a promissory note (the “November 2021 Note”) to EBOL Holdings LLC, an entity controlled by a holder of more than 5% of our common stock, in the principal amount of $500,000. As part of the note purchase we also issued the investor warrants to purchase 125,000 shares of our common stock at an exercise price of $4.20 per share. EBOL Contingent Warrants, the issuance and exercisability of which were contingent on an initial public offering. The November 2021 Note had a maturity date of May 15, 2023. At the closing of our IPO, $200,000 of the November 2021 Note was repaid, with $248,500 unpaid principal (and accrued interest thereon) remaining outstanding at September 30, 2022.

Cash Flows from Operating Activities

During the nine months ended September 30, 2021, we incurred a net loss of $2,475,966 that was decreased by a net increase in operating assets and liabilities of $1,557,774 for a total of $918,192 in net cash used by operating activities. During the nine months ended September 30, 2022, we incurred a net loss of $1,035,720 that was increased by a net increase in operating assets and liabilities of $15,838,359 and increased by non-cash items of $3,327,806 for a total of $13,546,273 in net cash used by operating activities.

Cash Flow from Financing Activities

During the nine months ended September 30, 2021, net cash provided in financing activities of $952,124 included net proceeds from loans and merchant cash advances of $1,987,843, reduced by distributions, net of contributions, totaling $1,035,719. During the nine months ended September 30, 2022, net cash provided by financing activities of $14,824,266 included loans proceeds and net merchant cash advances of $4,625,718, and IPO related items of $10,198,548.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2022 (in thousands):

	Payments Due by Period
					More than
	Total	1 Year	2 – 3 Years	4 – 5 Years	5 Years
Loans payable	$9,491	$7,889	$844	$32	$726
Operating Lease Obligations(1)	118,134	9,587	20,147	17,179	71,222
Total	$130,887	$16,575	$22,566	$18,243	$73,503

(1)	Operating lease obligations primarily represent the initial contracted term for leases of our revenue generating apartment and hotel units, not including any future optional renewal periods.

Third-Party Payment Processors

We utilize third-party payment processors to process guest transactions via credit card. Over 95% of our reservations are processed through credit card transactions in which we pay a processing fee between 3% to 6.5% of the transaction amount. As we have has grown and evolved, from time to time, we have had short-term difficulty in securing and maintaining the necessary processing relationships. As of the date of this Quarterly Report, we maintain satisfactory relationships with all necessary third-party payment processors. As noted in our financial statements, we maintain significant cash under “Processor retained funds” on our balance sheet as of September 30, 2022. These reserved funds are cash reserves held back by our processors to offset chargebacks and refunds due to guests. These reserves are intended to provide protection for both our guests and credit card processor with respect to cancellations and refunds. As part of our growth strategy, the large majority of our accommodation units are rented on a nonrefundable basis, in order to minimize cancellation and refund exposures.

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

Current and future reservations for most of our accommodation units require prepayment upfront. Approximately 78% of our reservations require full prepayment at the time the reservation is placed, with the remaining 22% charged at check-in. Payments are processed through third-party credit card processors and marketing and reservation channels. We typically offer both a refundable and nonrefundable rates on each accommodation unit, with approximately 63% of bookings, on average, choosing the nonrefundable rate. As we are required to only reserve 10% of prepayments under our third-party processor agreements, nonrefundable booking prepayments provide us with operating cash flow. Any advanced reservation, irrespective of when charged, is taken as revenue in the period in which the stay happens, if in a future period is reflected in deferred revenue, and if cancelled is not ultimately realized as revenue.

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

Payment received for the future use of a rental unit is recognized as a liability and reported as rents received in advance on the balance sheets. Rents received in advance are recognized as revenue after the rental unit is occupied by the customer for the agreed upon length of time. The rents received in advance balance as of December 31, 2021 and September 30, 2022, was $1,819,943 and $1,279,992 respectively, and is expected to be recognized as revenue within a one-year period.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. On December 31, 2021 and September 30, 2022, we did not have any cash equivalents.

Fair Value of Financial Instruments

The carrying amount of cash, prepaid expenses and other assets, accounts payable and accrued expenses, and rents received in advance approximate their fair values as of the respective balance sheet dates because of their short-term natures.

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

We did not have unrecognized tax benefits as of December 31, 2021 and do not expect this to change significantly over the next 12 months. We will recognize interest and penalties accrued on any unrecognized tax benefits as a component of provision for income taxes.

In January 2022, our company converted into a C corporation. As we have realized a net loss for the nine months ended September 30, 2022, and as such we have not made a provision for income taxes in our financial statements for the period ending September 30, 2022.

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

The expense is recognized on a straight-line basis over the requisite service period for awards that vest, which is generally the period from the grant date to the end of the vesting period.

We estimate the fair value of stock option awards granted using the Black-Scholes-Merton option pricing model.

This model requires various significant judgmental assumptions in order to derive a fair value determination for each type of award, including the fair value of our common stock, the expected term, expected volatility, expected dividend yield, and risk-free interest rate.

These assumptions used in the Black-Scholes-Merton option-pricing model are as follows:

●	Expected term. We estimates the expected term based on the simplified method, which defines the expected term as the average of the contractual term and the vesting period.
●	Risk-free interest rate. The risk-free interest rate is based on the yield curve of a zero coupon U.S. Treasury bond on the date the stock option award was granted with a maturity equal to the expected term of the stock option award.
●	Expected volatility. We estimate the volatility of its common stock on the date of grant based on the average historical stock price volatility of comparable publicly-traded companies due to the lack of sufficient historical data for our common stock price.
●	Expected dividend yield. Expected dividend yield is zero, as we have not paid and do not anticipate paying dividends on its common stock.

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

Part II - Other Information

Item 1 – Legal Proceedings

See Footnote 12 – Commitments and Contingencies.

Item 1A – Risk Factors

The section entitled “Risk Factors” in our Form S-1 intially filed on January 12, 2022, as amended thereafter and declared effective on August 11, 2022, includes a discussion of significant factors known to us that could materially adversely affect our business, financial condition, or results of operations. There have been no material changes from the risk factors described in such report. In addition, Note 3 to the financial statements included in this report contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We intend to finance operations during the next twelve months through remaining proceeds of our recent initial public offerings and debt financings, cash from operations and additional equity and debt financings. We may not be able, however, to secure such additional financings on commercially reasonable terms or at all, if and when needed. In addition, we may be able to restructure certain of our obligations in a manner that will materially enhance our cash flows and available cash during 2023, although there can be no certainty that we will be able to do so, or if we are successful in restructuring such obligations that we will achieve the anticipated effects of such restructuring.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities during the three months ended September 30, 2022 included:

2022 Investor Financings

First 2022 Investor Financing

As previously reported, in May 2022, we entered into a security purchase agreement (as amended in June and September 2022) with a private investor under which we sold, in a series of private placements through September 2022 (collectively, the “First 2022 Investor Financing”), an aggregate $5,750,000 principal amount of 15% original issue discount notes (“First 2022 Investor Financing Notes”) and five-year warrants (“First 2022 Investor Financing Warrants”) to purchase an aggregate of 1,437,500 shares of our common stock at a per-share exercise price of $4.00. The First 2022 Investor Financing Notes bear interest at 5% per annum, with all accrued interest payable at maturity. The First 2022 Investor Financing Notes mature on May 27, 2022, June 30, 2023 and September 19, 2023.

Second 2022 Investor Financing

On September 30, 2022, we entered into a second security purchase agreement with such investor (the “September 2022 Investor Purchase Agreement”) under which we sold or may sell, in a series of private placements (the “September 2022 Investor Financing” and, together with the First 2022 Investor Financing, the “2022 Investor Financings”) up to an aggregate of $5,750,000 principal amount of notes substantively identical to the First 2022 Investor Financing Notes (the “September 2022 Investor Financing Notes” and, together with the First 2022 Investor Financing Notes, the “2022 Investor Financing Notes”) and five-year warrants substantively identical to the First 2022 Investor Financing Warrants (the “September 2022 Investor Financing Warrants” and, together with the First 2022 Investor Financing Warrants, the “2022 Investor Financing Warrants”) to purchase up to an aggregate of 1,437,500 shares of our common stock at a per-share exercise price of $4.00.

At the time of execution of the September 2022 Investor Purchase Agreement, we closed on $1,437,500 principal amount of September 2022 Investor Financing Notes (the “First Closing Notes”) and issued September 2022 Investor Financing Warrants to purchase 352,180 shares of common stock for gross proceeds of $1,225,000 (giving effect to the 15% original issue discount). The First Closing Notes mature on September 30, 2023.

On October 20, 2022, we close on the final portion of the private placement under the terms of the September 2022 Investor Purchase Agreement, issuing a $1,466,250 principal amount of September 2022 Investor Notes (“Second Closing Notes”) and September 2022 Investor Warrants to purchase 366,563 shares of common stock for gross proceeds of $1,275,000 (giving effect to the 15% original issue discount). The Second Closing Notes mature on October 23, 2023.

The September 2022 Investor Financing continues our existing relationship with the investor to which we previously sold in private placements of 15% original issue discount notes (“Prior Investor Notes”) and five-year warrants (“Prior Investor Warrants”). As of the date of this report and giving effect to the September 2022 Investor Financing, we have approximately $6,500,000 principal amount of September 2022 Investor Notes and Prior Notes outstanding, and warrants to purchase an aggregate of 2,156,251 shares outstanding.

Principal Outstanding Under the 2022 Investor Financing Notes

As of the date of this report, we have received $7,500,000 aggregate gross proceeds under the 2022 Investor Financings, after giving effect to the original issue discount. In connection with our IPO, we repaid an aggregate principal amount of $2.2 million of the First 2022 Investor Financing Notes ($2.5 million inclusive on prepayment penalty). Accordingly, as of the date of this report, an aggregate principal amount of approximately $6.5 million of the 2022 Investor Financing Notes is outstanding. The outstanding 2022 Investor Financing Notes are prepayable by us at any time at our election, together with a 15% prepayment premium.

Other Provisions of the 2022 Investor Financing Notes and Related Agreements

We have the right, exercisable at our option, to convert all of the 2022 Investor Financing Notes into a series of newly issued preferred stock. If we make such an election, all of the 2022 Investor Financing Notes will convert into a series of our preferred stock that will have an aggregate stated value equal to the aggregate principal (and interest then accrued thereon) of the 2022 Investor Financing Notes being so converted, and pay dividends at 5% per annum on such stated value (accruing and payable at maturity or redemption of the preferred stock) and will be senior in right of liquidation to all our common stock and other securities classified as junior securities. Any such preferred stock issued upon conversion of the 2022 Investor Financing Notes shall, in turn, at the election of the holder, be convertible into that number of shares of our common stock determined by dividing (a) the aggregate stated value (and accrued and unpaid dividends thereon) of the preferred stock being converted by (b) a conversion price of $3.00 per share. Additionally, the 2022 Investor Financing Notes are convertible into shares of our common stock at the option of the holders thereof at any time at a conversion price of $3.00 per share.

The notes and warrants provide for certain conversion and exercise price adjustments in the event we effectively issue shares in future financings for cash and other circumstances at per share prices below the then effective conversion or exercise prices of such notes and warrants. On October 10, 2022, we entered into an addendum to the September 2022 Investor Purchase Agreement, effective as of September 30, 2022, which provides that we shall not issue, nor shall we be required to issue, upon conversion of the notes or exercise of the warrants described in this report, an aggregate of more than 19.99%, or 5,303,230 shares (subject to adjustment for stock splits, stock dividends and the like), of our common stock (the “Nasdaq Exchange Cap); provided, that such limitation shall not apply in the event that the we (A) obtain the approval of our stockholders as required by the applicable rules of Nasdaq for issuances of shares of our common stock upon conversion of such notes and exercises of such warrants in excess of the Nasdaq Exchange Cap or (B) obtain a written opinion from outside counsel to our company that such approval is not required.

As additional consideration to investors in the 2022 Investor Financing, we granted revenue participation rights to the investors providing them, as a group, with an aggregate share, typically 5% to 10% in the first five years of the relevant lease, and 1% thereafter, of the quarterly revenues generated by our New Properties, during the initial term of the subject lease relating to such property (including any prescribed extensions thereof).

In connection with the 2022 Investor Financings, we paid Maxim Group LLC (“Maxim”), the lead-book-running manager of our IPO, aggregate agency fees of $256,000 and issued Maxim five-year warrants (the “2022 Investor Financing Agent Warrants”) to purchase an aggregate of 32,000 shares of our common stock at a per-share exercise price of $4.40 per share.

Use of Proceeds

The proceeds from the 2022 Investor Financings have been or will be used to fund letter-of-credit based security deposits for our newly leased properties.

Independent Director Issuances

In August 2022, we issued 13,500 shares of our common stock to each of our independent outside directors as part of their annual compensation for serving on our board of directors.

Exemptions from Registration

The offer, sale, and issuance of the notes, warrants and shares of common stock described in the preceding paragraphs were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was either an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act or had adequate access, through employment, business, or other relationships, to information about the Company.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description
31.1*	Section 302 Certification by Chief Executive Officer and President
31.2*	Section 302 Certification by Chief Financial Officer (Principal Accounting Officer)
32.1**	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUXURBAN HOTELS INC.

Dated: November 14, 2022	By.	/s/ Brian Ferdinand
Brian Ferdinand
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Dated: November 14, 2022	By.	/s/ Shanoop Kothari
Shanoop Kothari
Chief Financial Officer
(Principal Financial Officer)