Form 10-K
period 2022-12-31
LUXURBAN HOTELS INC.
filed 2023-03-31
CIK 1893311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-41473

LUXURBAN HOTELS INC.

(Exact name of registrant as specified in its charter)

Delaware	82-3334945
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2125 Biscayne Blvd, Suite 253
Miami, Florida	33137
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(833) 723-7368

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	LUXH	Nasdaq Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The registrant’s common stock began trading on the Nasdaq Stock Market LLC on August 12, 2022. Prior to that date, the Registrant’s common stock was not traded on any national securities exchange or in the over-the-counter market. On December 31, 2022, the last business day of the Registrant’s most recently completed fourth fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $8,442,281 based on the closing sales price of the Registrant’s common stock on such date as reported on the Nasdaq Stock Market LLC. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant’s common stock of which the Registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant.

The number of shares of the registrant’s common stock outstanding on March 27, 2023 was 29,392,464.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2023) are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

i

PART I

When we refer to “we,” “us,” “our,” “LUXH,” or “the Company,” we mean LuxUrban Hotels Inc. and its consolidated subsidiaries. References to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of LuxUrban Hotels Inc. included in Item 8 of this Annual Report on Form 10-K (this “Annual Report”). Also, when the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of this Annual Report. Given these uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report or any document incorporated herein by reference. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report.

Special Note Regarding Forward-Looking Statements

This Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The statements contained in this Annual Report that are not purely historical are forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our financial performance, including our ability to generate revenue;

●	the outbreak of the novel coronavirus (“COVID-19”), including the measures to reduce its spread, and the impact on the economy and demand for our services, which may precipitate or exacerbate other risks and uncertainties in our financial performance, including our ability to generate revenue;

●	potential effects of a challenging economy, for example, on the demand for vacation travel accommodations and the effect thereof on our business and financial condition;

●	the ability of our short stay accommodation offerings to achieve market acceptance and to build our portfolio of accommodation offerings in multiple cities throughout the United States and internationally;

●	the impact of increased competition;

●	our success in retaining or recruiting officers, key employees and directors;

●	our ability to service our existing indebtedness and obtain additional financing when and if needed;

●	our ability to protect our intellectual property;

●	our ability to complete strategic acquisitions, including joint ventures;

●	our ability to manage growth and integrate operations from properties that we lease;

●	uninterrupted service by the third-party service providers we rely on for material parts of our operations, including payment processing, data collection and security, online reservations and booking and other technology services;

●	the liquidity and trading of our securities;

●	regulatory and operational risks;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and

●	the time during which we will be an Emerging Growth Company (“EGC”) under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.

The forward-looking statements contained in this Annual Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those risk factors described in “Item 1A. Risk Factors” of this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

See Item 1A. “Risk Factors” within this Annual Report for further discussion of these risks, as well as additional risks and uncertainties that could cause actual results or events to differ materially from those described in the Company’s forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report.

ITEM 1.	BUSINESS

Overview

We utilize an asset light business model to lease entire hotels on a long-term basis and rent out hotel rooms in the properties we lease. We currently manage a portfolio of hotel rooms in New York, Washington D.C., Miami Beach, New Orleans and Los Angeles. With recent hotel rooms becoming available, as of the date of this filing, we have approximately 1,200 hotel rooms available for rent. We believe the pandemic created, and current economic conditions present, a historic opportunity for us to lease dislocated and underutilized hotels at favorable economics for our company.

In late 2021, we commenced the process of winding down our legacy business of leasing and re-leasing multifamily residential units, as we pivoted toward our new strategy of leasing hotels. Our transition has been substantially completed, although we continue to lease a total of approximately 9 multifamily residential units in Denver that we are in the process of exiting.

We have plans to expand both domestically and internationally. At this time London is the next city targeted for expansion.

We strive to improve operational efficiencies by leveraging proprietary technology to identify, lease, manage, and market globally the hotel space we lease to business and vacation travelers through our online portal and third-party sales and distribution channels. Our top ten sales channels represented over 90% of revenue during the year ended December 31, 2022.

General

We are building a portfolio of hotels that provide short-term accommodations for guests at average nightly and occupancy rates that exceed our total cost and expenses. We are growing this portfolio by capitalizing on the dislocation in the hotel industry created by the pandemic and subsequent rising interest rate environment. We target business and vacation travelers under our consumer brand LuxUrban and we market our hotel properties through our proprietary sales portal as well as several worldwide online travel agency (“OTA”) channels.

We believe that as a result of pandemic-induced hotel closures, changing financial requirements for hotel owners, as well as a significantly higher interest rate and refinancing environment, LuxUrban has a multi-year pipeline of potential properties to lease at favorable economics to our Company.

Many of the hotels that we lease have been hotels that were shuttered or underutilized as a result of the global pandemic. Other properties that we lease were either poorly managed properties where the landlord was looking for a more stable tenant, or a refinancing opportunity where LuxUrban provided a landlord a more desirable lender-friendly, long-term lease agreement.

Based on the market dislocation mentioned above, we believe our pipeline of high-quality opportunities will provide multiple leasing opportunities in upcoming years. Currently, we are focused on turnkey properties that require limited amounts of incremental capital to make the property guest-ready. We expect over time that we may need to invest additional capital as the best opportunities in our pipeline become leased. Even if we need to increase the capital we invest to make ready a property, we believe there are many attractive opportunities for properties where the economics will still be favorable based on the above mentioned market dislocation. In addition, we may be able to obtain greater concessions from landlords as a result of the capital required.

Property Summary

We enter into triple net leases in which we are responsible for all of the costs on the property outside of exterior structural maintenance. As of December 31, 2022, we leased 10 properties with 839 units available for rent. Our portfolio of properties as of December 31, 2022, was as follows:

Property	# of Units	Property Type	Lease Term	Lease Remaining at 12/31/22 (years)	Extension Option (remaining at 12/31/22)		Annual Escalation	Date Commenced	Security Deposit or Letter of Credit
1200 O: 1200 Ocean Dr Miami Beach, FL 33139	24	Entire building, licensed for hotel like Rentals	10-year	4.0	None		3%	12/31/2016	$250,000

Blakely: 136 W 55th St, New York, NY 10105 (1)	118	Licensed hotel	15-year	13.8	10-year		3%	11/1/2021	$1,000,000

Herald: 71 W 35th St, New York, NY 10001	168	Licensed hotel	15-year	14.4	None		3%	6/2/2022	$1,500,000

Variety: 1700 Alton Rd Miami Beach, FL 33139	68	Licensed hotel	5.5-year	3.8	None		3%	3/26/2021	$550,000

Impala / Flora: 1228 Collins Ave, Miami Beach, FL 33139	48	Licensed hotel	5-year	3.8	10-year		3%	10/1/2021	$515,000

Astor: 956 Washington Ave, Miami Beach, FL 33139	42	Licensed hotel	5-year	4.3	5-year		4%	4/15//2022	$350,000

Georgetown: 1000 29th St NW, Washington, DC 20007	79	Licensed hotel	10-year	9.6	10-year		3%	8/1/2022	$500,000

Lafayette: 600 St Charles Ave, New Orleans, LA 70130	60	Licensed hotel	19.4-year	19.3	None		2%	11/1/2022	$300,000

Woodley: 2869 28th Street Northwest, Washington, DC 20008	16	Licensed hotel	10-year	9.7	10-year		2.5%	9/1/2022	$50,000

Washington: 8 Albany Street, New York, NY 10006	217	Licensed hotel	15.2-year	14.9	None		2%	9/20/2022	$5,500,000

			Weighted Avg.	Weighted Avg.	Weighted Avg.	(3)	Weighted Avg.
Subtotal Operating Units as of 12/31/2022(2)	840		12.8	12.0	15.3		2.7%		$10,515,000
Other Deposits on Units not operating as of 12/31/2022									$1,830,675
Less: Blakely letter of credit									$(1,000,000)
Total Deposits (current deposits $112,290, non-current $11,233,385)									$11,345,675

(1)	Recorded as restricted cash as posted by a letter of credit.
(2)	Averages are weighted by unit count.
(3)	The average remaining term on our properties, as of December 31, 2022, was 12 years, and inclusive of extension options was 15.3 years.

Due to the triple net structure of our leases, we are typically responsible for the interior maintenance of our properties, and the landlord is responsible for the exterior maintenance and roof. When we enter into new property leases, we target leases of 10 to 15 years with 5-to-10-year extension options. We try to keep annual escalations of between 2 to 3% fixed and none of our leases at December 31, 2022 are tied to inflation or CPI.

Our Business Strategy

When we lease properties, we typically do so with either a refundable security deposit, refundable letter of credit or both. In most cases we get a period of “free rent” in which we make ready the property. Make ready could include but is not limited to: minor repairs or property updates, hiring appropriate property level staff, getting utilities / Wi-Fi / cable installed, or listing the property on the OTA channels we utilize.

We lease entire properties, which could include food service, gyms, or store fronts. We do and plan to in most cases, sublease the food service or store fronts to generate additional income. We believe these items are non-core to our operations.

Our average deposits / letter of credit by city as of December 31, 2022, were as follows:

Location	Miami Beach	New York	NOLA	DC	Total
Units	182	502	60	95	839
Deposit / LC	$1,635,000	$8,000,000	$300,000	$850,000	$10,785,000
Per Unit	$8,984	$15,936	$5,000	$8,947	$12,855

Revenue Management

We use our proprietary data science and algorithms to manage revenue and create dynamic pricing for our accommodation units. Pricing changes can occur multiple times a day based on revenue momentum or lack thereof. We utilize our technology to both maximize occupancy rates through attractive pricing and increase cash flow in advance of potential guest stays. We initially developed and further improved our revenue management algorithms in our legacy apartment rental business and have now applied it to our hotel operations.

Property Operations

When we lease a new property, we typically streamline operations versus how its operations were managed by the prior operator that includes, but is not limited to:

●	Reduction of staffing. Over time and as a result of technology changes, legacy properties we lease typically have staffing at levels higher than we typically operate our properties. In addition, we eliminate staffing for areas we do not plan to operate or operate initially, including restaurants, bars, and workout facilities.

●	Hiring quality general manager (or GM). We believe that our operational success is partially related to empowered on the ground employees to make decisions and solve guest concerns. This begins with a quality and experienced GM with a background in hospitality.

●	Continual cost benefit analysis. Our lead operational staff have been trained to continuously calculate cost benefit in our operations. Specifically, we are constantly reviewing the return on requested investment capital and the related payback. We do this both at the corporate level as well as the operational level. For example, during lower periods of occupancy we may delay certain maintenance items as during these periods we can remove these units from inventory for a more prolonged period without experiencing any impact to revenues.

Unit Economics

We believe we have one of the lowest per night property-level break-even costs in our markets as a result of leasing our properties at a generational low point. We estimate that the property-level break-even rate for revenue per available room (or RevPAR) for our portfolio as of December 31, 2022, was between $135 to $145 a night. We believe RevPAR provides an informative reflection of our business as it combines ADRs (average daily rates) along with occupancy rates. RevPAR for the full year 2022 was $247, well above the property-level break-even level.

The following table shows historical occupancy and RevPAR at our leased properties:

Year	Occupancy	RevPAR
2018	86%	$160
2019	84%	$157
2020	61%	$103
2021	72%	$122
2022	77%	$247

As discussed elsewhere in this Annual Report on Form 10-K, prior to beginning our business transition, historically our business involved the leasing of units of multifamily properties. In late 2021, we began to transition our business to focus on leasing hotel properties in commercially-zoned areas, and we have substantially completed this transition as of the date of the this Annual Report. As a result, we believe that our historical financial and operating results, including operating metrics such as occupancy and RevPAR, are not indicative of our future operations and are not comparable to our current strategy. However, we believe that the above table is useful in illustrating the higher RevPAR and improved results that we believe that we will achieve as a result of our transition in business strategy.

Overall Hospitality Market

Since early 2022, we along with the broader lodging industry have experienced a steady recovery of demand for our properties in all of our markets. As a result, we have been able to increase our average daily rates during this period. Outside of post year-end seasonality, we continue to experience this recovery into 2023. We believe this trend will continue despite recessionary fears due to rising inbound international travel including the anticipated opening of Chinese travel which should have a significant impact in 2023.

Seasonality

Operations at hotel properties historically have been seasonal in nature, reflecting lower revenues and occupancy rates during the first quarter of each year when compared to the remaining three quarters. While we have only recently transitioned our business strategy to focus on the leasing of hotel units and therefore have limited historical data with respect to the seasonality of our business, we expect that this seasonality may cause fluctuations in our quarterly operating revenues, profitability, and cash flow.

Competition

The U.S. hotel industry is highly competitive. Our hotels compete with other hotels for guests in each of their markets on the basis of several factors, including, among others, location, quality of accommodations, convenience, brand affiliation, room rates, service levels and amenities, and level of customer service. In addition to traditional hotels, our properties also compete with non-traditional accommodations for travelers such as online room sharing services. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels.

Our competition also includes online and offline travel companies that target leisure and corporate travelers, including travel agencies, tour operators, travel supplier direct websites and their call centers, consolidators and wholesalers of travel products and services, large online portals and search websites, certain travel metasearch websites, mobile travel applications, social media websites, as well as traditional consumer ecommerce and group buying websites. We face these competitors in local, regional, national and/or international markets. We also face competition for customer traffic on internet search engines and metasearch websites, which impacts our customer acquisition and marketing costs.

However, while we expect new competitors may arise, we expect that we will continue to enjoy a competitive advantage over new competitors. We believe this to be the case because of:

●	the speed at which we can close,

●	our experience and track record of opening, listing, and marketing properties very quickly,

●	our operational skillset and efficiency, and

●	our reputation within the industry.

Human Capital

As of December 31, 2022, we had a total of 213 full-time employees. Of these employees 135 are currently unionized. We believe that our corporate culture and employee relationships are healthy and productive.

Our operations are overseen directly by a management team that encourages our employees to take a long-term approach to our business. We may expand our current management to retain other skilled employees with experience relevant to our business. Our management’s relationships will provide the foundation through which we expect to grow our business in the future.

Our future success is dependent in part on our continued ability to attract, hire and retain qualified personnel. Therefore, investing, developing and maintaining human capital is critical to our success. The Company strives to provide its employees with a safe and healthy workplace.

We are an equal opportunity employer and it is our company’s policy to recruit, hire, train and promote personnel in all job classifications, without regard to race, religion, color, national origin, sex or age. We are committed to inclusivity and diversity across our entire operation and to fostering a culture where everyone feels empowered to do their best work. Cultivating a diverse and inclusive workplace helps us embrace different perspectives, talents and experiences. We believe achieving a culture of integrity and transparency starts with leadership and encourages every employee to work in support of our company’s goals. Continuous employee engagement helps us understand our employees’ perspectives and identify areas for additional focus.

As a result of our lease for the former Blakely NY Hotel, the majority of our employees are currently represented by labor unions and/or covered by collective bargaining agreements. We may in the future acquire additional portfolios of units in other hotels or other building serviced by organized or unionized labor. In addition, union, worker council or other organized labor activity may occur at other locations we already lease. Under the applicable agreements with labor unions or collective bargaining agreements, we are obligated to provide enhanced severance benefits that, in certain circumstances, may have to be paid upon termination of employment of hotel employees who are members of a union. We cannot predict the outcome of any labor-related proposal or other organized labor activity. Increased unionization of our workforce or other collective labor action, new labor legislation or changes in regulations could be costly, reduce our staffing flexibility or otherwise disrupt our operations, and reduce our profitability. While we have not experienced any labor disputes or work stoppages to date, from time to time, hospitality operations may be disrupted because of strikes, lockouts, public demonstrations or other negative actions and publicity involving employees and third-party contractors. We may also incur increased legal costs and indirect labor costs because of disputes involving our workforce.

Intellectual Property (Trademarks and Patents)

We have filed for eight trademarks, including with respect to the “LuxUrban” brand. We intend to use these and other trademarks in building our brand, proprietary corporate philosophies in creating our operations and guests experiences, and certain proprietary technology, applications and data bases and know how in our operations. As a result, our success depends in part on our ability to operate without infringing upon the proprietary rights of others, and to prevent others from infringing upon our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. trademark and copyright applications, nondisclosure and assignment of invention agreements with employees, and enforcing our rights as applicable. We also rely on trade secrets, know-how, and continuing technological innovation and may rely on licensing opportunities to develop and maintain our proprietary position.

Regulation

We must ensure regulatory compliance in our operations across numerous jurisdictions.

Property and Accommodations Regulation

Our business is subject to U.S. federal, state and local and foreign laws and regulations that vary widely by city, country and property type. In many cities, local regulations affect our company’s ability to offer accommodations for specified durations or in residential neighborhoods. Hospitality and transient accommodations operations are also subject to compliance with the U.S. Americans with Disabilities Act and other laws and regulations relating to accessibility, and to laws, regulations and standards in other areas such as zoning and land use, licensing, permitting and registrations, fire and life safety, environmental and other property condition matters, staffing and employee training, cleaning protocols and other COVID-19 requirements, and property “star” ratings where required. Additionally, our real estate owners are also responsible for their own compliance with laws, including with respect to their employees, property maintenance and operations, environmental laws and other matters.

When signing leases in a new market, we engage local legal counsel to help identify relevant regulatory requirements. This research includes analysis on licensing and zoning, building code, accessibility and operations requirements, fire and life safety regulations, tax compliance, and local employment laws. Every leased property has unique characteristics, requiring further due diligence and regulatory analysis before each new lease signing.

We monitor regulatory changes in each existing market on an ongoing basis. To facilitate our growth and compliance work in each city, we attempt to establish relationships with local regulatory agencies, elected officials, business and community groups to build trust and improve understanding of our business model.

Our growing portfolio of accommodation units are comprised of units in entire hotels we lease on a long-term basis. Our hotel units are located in commercially zoned areas. Hotel units enjoy the benefits of commercial zoning, allowing for short-stay rentals of any length, even as a short as one day. An integral part of our growth strategy is to increase the number of hotel units comprising our total accommodation unit portfolio. As commercially zoned buildings are not typically subject to local short-stay length regulation, as we increase our hotel-based units, we will be able to offer a larger portion of our accommodation portfolio with maximum flexibility in terms of stay length and more readily ensure compliance with any regulations applicable to residential area accommodations. We also continuously refine our booking platforms and related software and data to properly identity each type of unit being marketed on our platforms and to systematically prohibit rental lengths that do not comply with existing regulations in the municipalities in which such units are located.

Privacy and Data Protection Regulation

In processing travel transactions and information about guests and their stays, we receive and store a large volume of personally identifiable data. The collection, storage, processing, transfer, use, disclosure and protection of this information are increasingly subject to legislation and regulations in numerous jurisdictions around the world, such as the European Union’s General Data Protection Regulation (“GDPR”) and variations and implementations of that regulation in the member states of the European Union, as well as privacy and data protection laws and regulations in various U.S. States and other jurisdictions, such as the California Consumer Privacy Act (as amended by the California Privacy Rights Act), the Canadian Personal Information Protection and Electronic Documents Act (“PIPEDA”), and the UK General Data Protection Regulation and UK Data Protection Act. We have implemented a variety of technical and organizational security measures and other procedures and protocols to protect data, including data pertaining to guests and employees, and we are engaged in an ongoing process of evaluating and considering additional steps to comply with the California Consumer Privacy Act, GDPR, PIPEDA, the UK General Data Protection Regulation, and UK Data Protection Act.

Employment

We are also subject to laws governing our relationship with employees, including laws governing wages and hours, benefits, immigration, workplace safety and health, and hotel-specific ordinances.

Other Regulation

Our business is subject to various other laws and regulations, involving matters such as income tax and other taxes, consumer protection, online messaging, advertising and marketing, the U.S. Foreign Corrupt Practices Act and other laws governing bribery and other corrupt business activities, and regulations aimed at preventing money laundering or prohibiting business activities with specified countries or persons. As we expand into additional markets, we will be subject to additional laws and regulations.

The regulatory environment in each market is often complex and evolving, and can be subject to significant change. Some relevant laws and regulations are inconsistent and ambiguous, and could be interpreted by regulators and courts in ways that could adversely affect our business, results of operations, and financial condition. Moreover, certain laws and regulations have not historically been applied to businesses such as ours, which often makes their application to our business uncertain.

Uncertainty

As a result of our transition from leasing multifamily residential units to leasing hotels, the need to comply with local or contractual short-stay length regulations or requirements, and the costs related thereto, have become increasingly less important to our operations.

However, as long as we lease multifamily residential units, we remain subject to short-term rental regulations, which can be difficult to ascertain, accurately interpret and apply. There is no one-size fits all approach in the United States. Additionally, the rules and regulations are in a constants state of change due to the massive and on-going shift in how governments, at all levels, assess and address short-term rental platforms. Presently, the wide variety of complex, evolving, and sometimes inconsistent and ambiguous federal, state, and local laws, regulations, and/or rules that affect the short-term rental business may adversely impact our operations and our ability, or willingness, to lease units from property owners in certain jurisdictions. Violation of the various laws, regulations, and rules that apply to us or may, in time, evolve to apply to us, could result in significant liability to us, including fines and other penalties, which could have a material adverse effect on our business, results of operations, and financial condition.

Corporate Information

Corphousing LLC (“Corphousing LLC”) was formed on October 24, 2017, as a Delaware limited liability company. In January 2022, Corphousing LLC converted into a C corporation, with the members of Corphousing LLC becoming the stockholders of CorpHousing.

The conversion had no effect on our business or operations and was undertaken to convert the form of the legal entity into a corporation for purposes of operating as a public company. All properties, rights, businesses, operations, duties, obligations, and liabilities of the predecessor limited liability company remained those of CorpHousing Group Inc.

On November 1, 2022, we filed an amendment to our certificate of incorporation with the Secretary of State of the State of Delaware, changing the name of our Company from “CorpHousing Group Inc.” to “LuxUrban Hotels Inc.” On December 30, 2022, we dissolved SoBeNY, which was the entity that covered our legacy apartment rental business. We substantially exited the business prior to year end 2022.

Facilities

We maintain nominal corporate headquarters at 2125 Biscayne Blvd, Suite 253 Miami, Florida 33137 Miami, Florida, where we lease office space. We believe that our corporate space is adequate for our immediate needs and that we will be able to obtain additional or substitute space, as needed, on commercially reasonable terms.

Emerging Growth Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we are eligible to receive certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies,” including, but not limited to, exclusion from the requirement to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We have irrevocably opted-out of the extended transition period afforded to emerging growth companies in Section 7(a)(2)(B) of the Securities Act for complying with new or revised financial accounting standards. As a result, we will comply with new or revised accounting standards on the same time frames as other public companies that are not emerging growth companies.

We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual gross revenue equals or exceeds $1.235 billion (subject to adjustment for inflation), (ii) December 31, 2027 (the last day of the fiscal year following the fifth anniversary of our initial public offering (“IPO”), (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities, and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.

We are also a “smaller reporting company” as defined in Regulation S-K under the Securities Act and may take advantage of certain of the scaled disclosures available to smaller reporting companies. We may be a smaller reporting company even after we are no longer an “emerging growth company.”

Available Information

The Company maintains a website at www.luxurbanhotels.com. The Company is providing the address to its website solely for the information of investors. The information on the Company’s website is not a part of, nor is it incorporated by reference into this Annual Report on Form 10-K. Through its website, the Company makes available, free of charge, its annual proxy statement, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes them to, the SEC. The public may read and obtain a copy of any materials the Company files electronically with the SEC at www.sec.gov.

ITEM 1A.	RISK FACTORS

Summary

Risks Related to Our Business

●	Inflation and price volatility in the global economy could negatively impact our business and results of operations.

●	The COVID-19 pandemic and the impact of actions to mitigate the pandemic have materially adversely impacted and will continue to materially adversely impact our industry and our business, results of operations, and financial condition.

●	Our forecasts and projections are based upon assumptions, analyses and estimates developed by our management. If these assumptions, analyses or estimates prove to be incorrect or inaccurate, our actual results may differ materially from those forecasted or projected.

●	We are an early-stage company with a limited operating history and we operate in a rapidly changing industry, which make it difficult to evaluate our current business and future prospects and may increase the risk of your investment.

●	Our limited operating history and recent change in business strategy make it difficult to evaluate our prospects.

●	We have incurred net losses and we may not be able to achieve profitability.

●	We have a significant amount of indebtedness maturing in 2023 and thereafter.

●	The Investor Financing Notes (as defined herein) are secured by a first priority lien on all of our assets and the cash flows therefrom, which will adversely affect our ability to secure additional debt and other financing until such time as the Investor Financing Notes are repaid or converted into shares of our preferred stock or common stock.

●	In connection with the Investor Financings (as defined herein), we granted revenue participation rights, which could reduce the funds available to us to grow our business or meet our obligations.

●	We may be unable to negotiate satisfactory leases or other arrangements for proposed new properties or renew or replace existing properties on satisfactory terms or at all.

●	To ensure growth of our business, we must add new leases to our portfolio at a rate and on economic terms that equal or exceed leases for properties that we terminate or are terminated by the property owners.

●	Newly leased properties may generate revenue later than we estimate, and may be more difficult or expensive to integrate into our operations than expected.

●	We may experience margin compression in one or more cities in circumstances where our cost of leasing properties rises or the market rates for short stay rentals declines.

●	From time to time we may have our access to our leased properties delayed or suspended, which will prevent us from renting such properties to potential guests.

●	Adoption of new lease accounting standards may adversely affect our business and financial performance.

●	We expend resources relating to the preparation and repair of our leased properties, which may be higher than anticipated.

●	We depend on landlords for certain maintenance and other significant obligations related to our leased properties, and any failures in this area could hurt our business.

●	Disputes and litigation relating to our leases can be expected to occur in the future, which may result in significant costs, damage to landlord relationships, slower than expected expansion, and lower revenues.

●	The long-term and fixed-cost nature of our leases may limit our operating flexibility and could adversely affect its liquidity and results of operations.

●	Our leases may be subject to termination before their scheduled expiration, which can be disruptive and costly.

●	Our business depends on attracting and retaining capable management and employees, and the loss of any key personnel could materially adversely affect our business, results of operations, and financial condition.

●	If we fail to secure the services of dedicated employees located at or near our properties, our business, results of operations, and financial condition would be materially adversely affected.

●	We rely on the efforts of our management team, including our Chief Executive Officer, and the loss of services of any of our key employees could harm our business.

●	We operate and manage our properties on a decentralized, remote basis and rely on our employees at each location to make timely and proper decisions regarding day to day issues that may arise.

●	If we fail to convert first time guests into recurring guests and attract new, first-time guests, our business, results of operations, and financial condition would be materially adversely affected.

●	The majority of our revenues have historically been generated from bookings through third-party booking websites.

●	We may be unable to effectively manage our growth.

●	Any decline or disruption in the travel and hospitality industries or economic downturn would materially adversely affect our business, results of operations, and financial condition.

●	The business and industry in which we participate are highly competitive, and we may be unable to compete successfully with our current or future competitors.

●	Any escalation or unexpected change in circumstances in the ongoing military action between Russia and Ukraine, or sanctions, export controls, and similar measures in response to the conflict, could negatively impact our business and operations.

●	Uncertainty in the application of taxes to our business could increase our tax liabilities and may discourage property owners from leasing to us or guests form staying at our accommodation offerings.

●	We failed to collect and remit certain state and local taxes and will be required to pay same, together with interest and penalties.

●	Our quarterly financial results are subject to fluctuations. As a result, we could fail to meet or exceed our projections or the expectations of analysts or investors, which could cause our stock price to decline.

●	Maintaining and enhancing our brand and reputation is critical to our growth, and negative publicity could damage our brand and thereby harm our ability to compete effectively, and could materially adversely affect our business, results of operations, and financial condition.

●	The actions of property owners or guests are often not within our control and may undermine the safety or the public perception of the safety of our properties.

●	We rely on numerous third parties for integral parts of our operations and any inability to maintain or replace these third party providers or transition these services to our own internal operations on economically reasonable terms could have an adverse effect on our operations.

●	We are subject to risks associated with the employment of hospitality personnel, particularly at locations that employ unionized labor, and the use of third-party guest services contractors.

●	We will rely increasingly on our own websites for the marketing of our properties, which marketing efforts are becoming increasingly regulated.

●	Our level of indebtedness could materially adversely affect our financial condition.

●	If we fail to comply with federal, state, and foreign laws relating to privacy and data protection, we may face potentially significant liability, negative publicity, an erosion of trust, and increased regulation could materially adversely affect our business, results of operations, and financial condition.

●	If we fail to prevent data security breaches, there may be damage to our brand and reputation, material financial penalties, and legal liability, along with a decline in use of our platform, which would materially adversely affect our business, results of operations, and financial condition.

●	The coverage afforded under our insurance policies may be inadequate for the needs of our business or our third-party insurers may be unable or unwilling to meet our coverage requirements, which could materially adversely affect our business, results of operations, and financial condition.

●	If we are unable to adapt to changes in technology and the evolving demands of our guests, our business, results of operations, and financial condition could be materially adversely affected.

●	We are subject to payment-related fraud and an increase in or failure to deal effectively with fraud, fraudulent activities, fictitious transactions, or illegal transactions would materially adversely affect our business, results of operations, and financial condition.

●	Any payments platform used by us in connection with our offerings is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing laws, rules, regulations, policies, legal interpretations, and regulatory guidance could materially adversely affect our business, results of operations, and financial condition.

●	We are subject to payment network rules and any material modification of our payment card acceptance privileges could have a material adverse effect on our business, results of operations, and financial condition.

●	We rely on third-party payment service providers to process payments made by guests. If these third-party payment service providers become unavailable or we are subject to increased fees, our business, results of operations, and financial condition could be materially adversely affected.

●	The failure to successfully execute and integrate properties could materially adversely affect our business, results of operations, and financial condition.

●	If we do not adequately protect our intellectual property and our data, our business, results of operations, and financial condition could be materially adversely affected.

●	If we expand our operations to locations outside of the United States, we will become subject additional risks.

●	Our chief executive officer entered into an offer of settlement with the Securities and Exchange Commission in connection with his role in another public company.

Risks Related to Being a Public Company

●	The management team of our company has limited experience managing a public company.

●	The requirements of being a public company may strain our company’s resources and distract our management, which could make it difficult to manage its businesses.

●	During our operations prior to our IPO as a private company, our internal controls over financial reporting have historically had material weaknesses, and as a public company going forward, may not be effective, and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our company’s businesses and reputation.

●	If our company fails to maintain effective internal controls over financial reporting, its ability to produce timely and accurate financial information or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could be impaired, which could have a material adverse effect on our company’s businesses and stock price.

●	If securities or industry analysts cease publishing research or reports about our company, its businesses, or its market, or if they adversely change their recommendations regarding our company’s shares, or if our company’s results of operations do not meet their expectations, our company’s share prices and trading volume could decline.

●	Our company’s certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between our company and its stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with our company or its directors, officers, or employees.

●	Certain provisions in our certificate of incorporation and bylaws will limit your ability as a stockholder to influence corporate matters and could discourage others from pursuing any change of control transactions that stockholders of our company may view as beneficial.

●	Our company’s ability to raise capital in the future could become impaired; and our stockholders bear the risk of our company’s future offerings reducing the market prices of our securities and dilution to such stockholders’ interests.

●	Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

●	Our chairman and chief executive officer effectively controls our company.

●	We are a “controlled company” within the meaning of the rules of Nasdaq and, as a result, qualify for exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

●	We currently do not plan to pay any dividends on our common stock.

●	If our shares become subject to the SEC’s penny stock rules, broker-dealers may have trouble in completing customer transactions and trading activity in our securities may be adversely affected.

●	Nasdaq could delist our common stock from quotation on its exchange, which could limit investors’ ability to sell and purchase our shares and subject us to additional trading restrictions.

●	Our issuance of additional capital stock in connection with financings, acquisitions, investments, our 2022 Plan, our outstanding warrants, the Investor Financing Notes, or otherwise will dilute all other stockholders.

●	The market price of our common stock may be volatile and may decline regardless of our operating performance, and you may lose all or part of your investments.

●	A possible “short squeeze” due to a sudden increase in demand of our common stock that largely exceeds supply may lead to price volatility in our common stock.

●	We may be subject to securities litigation, which is expensive and could divert our management’s attention.

Risks Related to Our Business

Inflation and price volatility in the global economy could negatively impact our business and results of operations.

The impact of macroeconomic conditions, including adverse economic conditions, are highly uncertain and cannot be predicted. Our financial performance is subject to economic conditions and its impact on levels of discretionary consumer spending. General inflation in the United States has risen to levels not experienced in recent decades, including rising energy prices, prices for consumer goods, interest rates and wages, causing interest rates and borrowing costs to rise. These increases and any fiscal or other policy interventions by the U.S. government in reaction to such events could negatively impact our business by increasing our operating costs and our borrowing costs as well as decreasing capital.

The COVID-19 pandemic and the impact of actions to mitigate the pandemic have materially adversely impacted and may continue to materially adversely impact our industry and our business, results of operations, and financial condition.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The pandemic resulted in governments imposing wide-reaching restrictions at the federal, state, and local levels, school and business closings, quarantines, “shelter at home” orders, restrictions on travel, limitations on social or public gatherings, and other social distancing measures, which have had and may continue to have a material adverse impact on our industry generally, on travel behavior and demand, and on our business. Like virtually all companies engaged in the leasing of real estate, our company was materially and adversely affected by the COVID-19 pandemic during the 2020 and 2021 fiscal years. We cannot predict the COVID-19 pandemic’s, or any other future pandemic’s, impact on our industry or on our future business, results of operations, or financial condition. The extent of the impact of any pandemic on our business and financial results will depend largely on future developments, including the duration and extent of the spread of disease both globally and within the United States, the prevalence of local, national, and international travel restrictions, the impact on capital and financial markets and on the U.S. and global economies, foreign currencies exchange, and governmental or regulatory orders that impact our business, all of which are highly uncertain and cannot be predicted.

Our forecasts and projections are based upon assumptions, analyses and estimates developed by our management. If these assumptions, analyses or estimates prove to be incorrect or inaccurate, our actual results may differ materially from those forecasted or projected.

Our forecasts and projections, including projected revenues, margins, profitability, cash flows, revenue per accommodation unit, lease signing costs and occupancy rates, and our anticipated market opportunity, growth and penetration, are subject to significant uncertainty and are based on assumptions, analyses and estimates developed by our management, including with reference to third-party forecasts, any or all of which may prove to be incorrect or inaccurate. These include assumptions, analyses and estimates about future pricing and occupancy rates, our future leasing of accommodation units, the timing of lease signings, building openings and development, local regulatory environments, the terms of future leases, and future costs, all of which are subject to a wide variety of business, regulatory and competitive risks and uncertainties. If these assumptions, analyses or estimates prove to be incorrect or inaccurate, our actual results may differ materially from those forecasted or projected, adversely affecting the value of our common stock.

We are an early-stage company with a limited operating history and we operate in a rapidly changing industry, which make it difficult to evaluate our current business and future prospects and may increase the risk of your investment.

We began our commercial operations in 2017. Our limited operating history may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including in building our brand, leasing scalable mass of accommodation units, and accurately forecasting our industry and planning and implementing our budgets. You should consider our business and prospects in light of the risks and difficulties we may encounter as an early-stage company.

Our limited operating history and recent change in business strategy make it difficult to evaluate our prospects.

We have a limited operating history on which to evaluate our business and prospects. From our inception through 2021, a meaningful portion of our business was devoted to leasing multifamily properties in residentially-zoned areas. In late 2021, we began to refocus our efforts on the leasing of commercially-zoned hotel properties. There is no assurance that we will achieve improved operating results as a result of our new business strategy. Our prospects for profitability must be considered in light of our evolving business model. These factors make it difficult to assess our prospects.

We have incurred net losses and we may not be able to achieve profitability.

We incurred a net loss of $(4,615,725) in 2020, a net loss of $(2,233,384) in 2021 and a net loss of $(9,390,353) in 2022. Historically, we have invested significantly in efforts to grow our portfolio of leased properties, introduce new or enhanced offerings and features, increase our marketing efforts, expand our operations, hire additional employees, and enhance our technology platforms. Beginning in the second quarter of 2020, as a result of the COVID-19 pandemic, we took measures to reduce our fixed and variable costs. During 2022 we resumed making significant investments in our business, including leasing new accommodation units, improving our technology platforms, including the introduction of our LuxUrban customer app, and in growing our brands. These efforts may not succeed in increasing our revenue sufficiently to offset the expenses related to these investments. Additionally, incentivizing our personnel is an important part of our operations. We have granted and will grant options to purchase our common stock and other equity-based awards to our employees and certain non-employees. Stock-based compensation expense related to stock options and other equity awards will be a significant expense in our near and immediate term financial periods. It is unclear when, if ever, our operations will generate positive annual net income on a GAAP basis.

We have a significant amount of indebtedness maturing in 2023 and thereafter.

We have a significant amount of indebtedness maturing in 2023 and thereafter. Our ability to fund or timely refinance and replace our indebtedness will depend upon the economic and credit market conditions. If we are unable to fund or refinance our indebtedness on a timely basis, we might be forced to seek alternate forms of financing, dispose of assets or minimize capital expenditures and other investments. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms, on terms that would not be disadvantageous to us, or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements or leases.

The Investor Financing Notes are secured by a first priority lien on all of our assets, including the cash flows therefrom, which will adversely affect our ability to secure additional debt and other financing until such time as the Investor Financing Notes are repaid or converted into shares of our preferred stock or common stock.

We have substantial indebtedness for borrowed money and a material portion of these obligations represented by our Investor Financing Notes are secured by a first priority lien on all of our assets, including the cash flows therefrom. If we should default on such indebtedness, it is unlikely we will be able to continue to continue to operate. The existence of these liens will make it difficult for us to secure additional debt or other financing until such times as the Investor Financing Notes are repaid in full or converted into shares of our preferred stock or common stock. Should we require debt or asset-based financing while the Investor Financing Notes are outstanding, we will be required to secure such debt on an unsecured basis, which we deemed highly unlikely to be able to do, or convert the Investor Financing Notes into preferred stock, which may not be desirable at the time of such proposed conversion. The existence of these first priority liens could have a negative effect on our growth to the extent it limits our ability to borrow.

In connection with the Investor Financings, we granted revenue participation rights, which could reduce the funds available to us to grow our business or meet our obligations.

The proceeds of the Investor Finance notes were used to provide security deposits or letters of credit for specific hotels that we lease. The holders of the Investor Notes were provided with a revenue participation in those hotels, which range from 5%-10% of quarterly revenues for the first 5 years of the lease, and 1% thereafter. The revenue participation will extend beyond the maturity of the Investor Financing Notes and/or the conversion of the Investor Financing Notes into preferred stock or common stock. As security for our obligations with regard to revenue participation, the Investor Finance Noteholders were provided with a security interest in the equity and assets of our special purpose vehicle, CorpHousing RSL Inc.

We may be unable to negotiate satisfactory leases or other arrangements for proposed new properties or renew or replace existing properties on satisfactory terms or at all.

Our business depends substantially on property owners and managers leasing to us properties that meet our brand criteria on lease terms that work within our business model. Competition for quality properties in desirable, often over-booked, locations can be intense. We may be unable to negotiate satisfactory leases or other arrangements to operate new properties, on board new properties in a timely manner, or renew or replace existing properties on satisfactory terms or at all. The pricing terms under these leases thus become relatively fixed costs and we must achieve occupancy rates at rental prices that enable us to offset the lease, maintenance and operations costs of each property in order for such property to be profitable. Leasing new units and building our portfolio of accommodations can be time consuming and requires the devotion of significant resources. Further, given the length of some of our leases, we may not have flexibility necessary to quickly adapt to changing consumer demands. We may not accurately predict future demand for our properties, market them in a manner that achieves desired occupancy rates, or set proper rental terms that ensure profitability of each property or profitability of our accommodations portfolio in its entirety.

To ensure growth of our business, we must add new leases to our portfolio at a rate and on economic terms that equal or exceed leases for properties that we terminate or are terminated by the property owners.

From time to time, we may determine that one or more of our leased properties is not performing to our expectation and may elect to terminate the applicable leases early if allowed under the terms thereof. We may also experience breaches of the terms of the leases by the property owners and may elect to terminate the related leased based on such breaches. It is also possible that the owners of properties seek to terminate leases early on their terms in certain circumstances or as a result of our breach, which could include breaches rising from the actions of our guests or employees. It is also likely that a percentage of the leases for our leased properties will not be renewed by us or the property owner as the end of the then current lease term. Historically we have experienced losses of leases from time to time in the above-described circumstances and expect to lose leases from time to time in the future as part of our ordinary course of business. To continue to grow our company, we must add new lease properties to our portfolio faster than we lose leases and the terms of the new leases individually and in the aggregate must be at least as favorable or more favorable to use than the terms of the leases we lose to ensure our continued growth. We may not be able to add new leases in a manner that achieves this and any inability to effectively control churn of leases could adversely affect our business, financial condition and financial results.

Newly leased properties may generate revenue later than we estimate, and may be more difficult or expensive to integrate into our operations than expected.

When we execute leases for new properties, the landlord or developer may be unable or unwilling to deliver the property on the date initially projected, or we may encounter other unforeseen delays in preparing the property for initial guest bookings. Many newly-leased properties may become available to us only after a considerable period of time, which increases the risk of unforeseen delays in making these units available to our guests. Later than expected property availability results in a delay in generating revenue from such properties, which could cause us to miss our financial forecasts. In addition, the success of any new property will depend on our ability to integrate it into existing operations, which is subject to uncertainties including potential difficulties in integrating guest-facing and back-office systems or in engaging third party vendors to service the properties. Newly-leased properties could be more difficult or expensive to onboard, have undisclosed conditions that result in unanticipated expenses or claims against us for which we may have little or no effective recourse against the landlord, or otherwise may not provide their anticipated benefits.

We may experience margin compression in one or more cities in circumstances where our cost of leasing properties rises or the market rates for short stay rentals declines.

We typically enter into relatively long-term leases with property owners for our lease properties. Accordingly, a large part of our costs for any such properties becomes relatively fixed. If the market rate for short-stay rentals declines in a city or nationwide as a result of numerous factors, including general economic factors outside of our control, we would experience margin compression with respect to our existing properties. Even when market rates for short-stay rentals remain stable, as we add new leases or renew existing leases, we may not be able to do so on terms that allow us to maintain previous margins for our properties in such locations. Any margin compression we experience could adversely affect our business, financial condition and financial results.

From time to time we may have our access to our leased properties delayed or suspended, which will prevent us from renting such properties to potential guests.

Our access to properties that we have leased from property owners may be delayed or suspended from time to time for various reasons. For example, property owners may desire or be required to remodel, remediate or maintain their properties in a manner requiring the restriction of access to same for a period of time, which could prevent the rental of units within such properties. We have also experienced, from time to time, delays in opening new properties, including properties in which accommodation units were pre-marketed prior to opening. Due to such delays resulting from renovation overruns, union issues and other factors beyond our control, we were unable to honor reservations for the dates we anticipated to bring certain properties online. Such delays required us to provide refunds, assist in relocation of guests for desired stay days, and incur operating costs without corresponding operating revenues. Future delays or suspensions on the rental of our accommodation units to potential guests would have an adverse effect on our business, operations and financial performance.

Adoption of new lease accounting standards may adversely affect our business and financial performance.

Public companies have been required to adopt certain new lease accountings standards, including FASB ASC 842. As a private company prior to our IPO, we were not required to opt into these standards and we did not. Following the consummation of our IPO, we became required to follow these standards. Had we been subject to these standards as a private company we may have experienced different net operating results and balance sheet results and other changes to our historic financial statements, as further discussed in this prospectus under “Management Discussion and Analysis of Financial Results and Operations — New Lease Accounting Standards.” Under these standards, companies that lease assets are required to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under these standards, we are required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily depends on its classification as a finance or operating lease. However, unlike prior standards that we followed as a private company — which required only capital leases to be recognized on the balance sheet — ASC 842 requires both types of leases to be recognized on the balance sheet. As a result of these requirements we could experience numerous adverse effects, including the decline of financial performance in future periods as compared to prior periods (despite equivalent or even better operations and operational performance), declines of our share price, the decline or removal of any credit rating that has been applied to our company or our debt, and a general reduction in our borrowing ability, which could compel us to change our lease terms with third parties in connection with our operations.

We expend resources relating to the preparation and repair of our leased properties, which may be higher than anticipated.

We typically devote resources to prepare and furnish a newly-leased property and bring it onto our remote management platforms before renting the property to guests. We also expend resources to keep our leased properties in a safe and attractive condition. Although we attempt to have the landlord or developer bear the out-of-pocket opening costs, we are sometimes responsible for all or a portion of such costs. Even where landlords and developers are contractually responsible for some costs, they may dispute or fail to comply with their obligations. In addition, while the majority of our leases require landlords to bear responsibility for the repair and maintenance of building structures and systems, at times we may be responsible for some of these obligations, and in most cases, we are responsible for the repair and maintenance of damage caused by our guests. Our leases may also require that we return the space to the landlord at the end of the lease term in essentially the same condition it was delivered to us, which may require repair work. The costs associated with the preparation, maintenance, repair and return of our leased properties may be significant and may vary from our forecasts. We also periodically refurbish, redecorate or install new amenities in our accommodation units to keep pace with the changing needs of guests and to maintain or enhance our brand and reputation. The costs of these actions may be more than we anticipate, may impair guests’ experiences in adjacent units, and may otherwise adversely affect our results of operations and financial condition.

We depend on landlords for certain maintenance and other significant obligations related to our leased properties, and any failures in this area could hurt our business.

We do not own any of the properties utilized in our business, and we manage and operate them under leases with third-party landlords. At some properties, our accommodation units comprise only a portion of the building and common areas and amenities are shared with other tenants or unit owners. We often have limited control over the common areas and amenities of buildings in which our units are located. In addition, we depend on landlords to deliver properties in a suitable condition and to perform important ongoing maintenance, repair and other activities with respect to common areas, amenities and building systems such as plumbing, elevators, electrical, fire and life safety. If these landlords do not fulfill their obligations or fail to maintain and operate their buildings appropriately, we could be subject to claims by our guests and other parties, and our business, reputation and guest relationships may suffer.

Disputes and litigation relating to our leases can be expected to occur in the future, which may result in significant costs, damage to landlord relationships, slower than expected expansion, and lower revenues.

Our rights and responsibilities under our leases may be subject to interpretation, and will from time to time give rise to disagreements, which may include disagreements over the timing and amount of capital investments or improvements, operational and repair responsibilities, rights in circumstances of early termination and unwinding of lease obligations, liability to third parties, a party’s right to terminate a lease, and reimbursement for certain renovations and costs. We and our landlords may be unable to resolve such disagreements amicably and may seek resolution through litigation. To date, we have not had any material lease-related litigations in connection with our operations. Typically, we have settled claims without formal litigation, on favorable economic terms, and reflected all accrued settlement estimates on our financial statements. Disputes may be expensive to litigate, even if the outcome is ultimately in our favor. We cannot predict the outcome of any litigation. An adverse judgment, settlement, or court order in a proceeding could cause significant expenses and constraints for our business operations and expansion plans. Further, disputes with landlords that own numerous properties in a particular city or nationwide could harm our ability to lease properties form that landlord in the future or result in well-publicized negative publicity, which could hurt our reputation with other property owners, making it more difficult to secure leases on economically favorable terms or at all.

The long-term and fixed-cost nature of our leases may limit our operating flexibility and could adversely affect its liquidity and results of operations.

Our leases generally provide for fixed monthly payments that are not tied to occupancy rates or revenues, and typically contain minimum rental payment obligations. Our obligations to landlords under these agreements extend for years, while we do not have a corresponding source of guaranteed revenue because guests typically stay for less than a week at our properties. If we are unable to maintain sufficient occupancy rates and pricing, our lease expenses may exceed our revenue and we may incur losses with respect to some or all of our properties. Leases require substantial time to negotiate and are typically multi-year commitments. Certain of our leases contain early termination provision after 12 or 24 months if a particular property is not meeting our standards or projected return on investment. Accordingly, we have limited flexibility to rapidly alter our portfolio of properties and lease commitments in response to changing circumstances.

Our leases may be subject to termination before their scheduled expiration, which can be disruptive and costly.

Our leases may be subject to termination before they are scheduled to expire in certain circumstances, including the bankruptcy of a developer or other landlord, noncompliance with underlying covenants governing the property, or, under some agreements, failure to meet specified financial or performance criteria. Some leases also contain conditions to the landlord’s or our obligations, or permit the landlord to terminate before the scheduled expiration date, typically in the later years of the lease and/or upon payment of specified compensation to us. If any of our existing landlords files for bankruptcy protection, the landlord or the bankruptcy trustee, as applicable, may be able to reject our lease in the bankruptcy proceedings. While we would under some circumstances have the option to retain our rights under the lease, we could not compel the landlord to perform any of its obligations and would be left with damages (which are subject to collectability risk) as our sole recourse. The termination of our leases due to bankruptcy proceedings would eliminate our anticipated income and cash flows from the affected property, which could have a significant negative effect on our results of operations and liquidity. The termination of leases due to any of the foregoing events would eliminate our anticipated income and cash flows from the affected property, which could have a significant negative effect on its results of operations and liquidity.

Our business depends on attracting and retaining capable management and employees, and the loss of any key personnel could materially adversely affect our business, results of operations, and financial condition.

Our success depends in large part on our ability to attract and retain high-quality management and employees. Brian Ferdinand, our chief executive officer and chairman of the board, founded our company and has been instrumental in devising and implementing our strategies for growth and scaling our business. Our founder and other members of our senior management team, as well as other employees, may terminate their employment with us at any time, subject to the terms of their employment agreements with us. Their departures could materially adversely affect our business, results of operations, and financial condition. As we continue to grow, we cannot guarantee that we will be able to attract and retain the personnel we need. Our business requires highly skilled real estate, financial, technical, data analytics, marketing, business development, and community support personnel, including executive-level employees, who are in high demand and are often subject to competing offers. Competition for qualified employees and executive-level employees is intense in our industry. The loss of qualified employees, or an inability to attract, retain, and motivate employees required for the planned expansion of our business would materially adversely affect our business, results of operations, and financial condition and impair our ability to grow.

If we fail to secure the services of dedicated employees located at or near our properties, our business, results of operations, and financial condition would be materially adversely affected.

The quality of our properties and our people are the two principal drivers of our business. Our business depends on providing desirable accommodations at good values to our guests, and operating and maintaining our properties through dedicated employees located at or near the properties, and those employees providing guest experiences that encourage guests to book our accommodations again (and recommend our properties to others). Our ability to attract and retain the necessary personnel to service our guests and supervise our properties can be effected by many circumstances beyond our control, including the prevailing labor market and continued COVID restrictions and mandates. The competition for securing desired lease terms on quality properties and the personnel to service these properties can be intense. An inability to continue to hire and retain qualified people to service our properties, could materially harm our business, financial performance and financial condition.

We rely on the efforts of our management team, including our Chief Executive Officer, and the loss of services of any of our key employees could harm our business.

As a relatively young company, we have a management team of limited size. We depend on the efforts of our management team individually, and as a team, to oversee our business and implementation of our growth strategies. The loss of the services of any member of our team could have adverse effects on our business, particularly the loss of our Chief Executive Officer, Brian Ferdinand.

We operate and manage our properties on a decentralized, remote basis and rely on our employees at each location to make timely and proper decisions regarding day to day issues that may arise.

We have a decentralized management system that relies on our employees located in each of our cities where we offer accommodations. While we believe that providing our employees with general discretion on the day-to-day management of our properties communicates our trust and the value we place in our employees, it also distances our executive management from immediate on-the-ground issues that may occur at properties. Accordingly, it is important that we properly vet our employees and hire people dedicated to our mission of providing guest experiences that exceed their expectations. We will not always be successful in hiring qualified personnel and competition for qualified personnel is highly competitive within our industry. If the people we hire do not prove dedicated to our mission and the values that our brands represent, our guests’ experiences could be less than we desire, which could materially harm our brand and reputation and in turn, our business, results of operations and financial condition.

If we fail to convert first time guests into recurring guests and attract new, first-time guests, our business, results of operations, and financial condition would be materially adversely affected.

Our growth depends on creating repeat business by providing guests with excellent service, attracting new guests by garnering good online reviews and word of mouth recommendations from existing guests, and building a recognized, respected and trusted brand. We must provide timely responses to inquiries from guests, offer a variety of desirable and differentiated accommodations in desired locations at competitive prices that meet or exceed the expectations of guests, and we must deliver exceptional hospitality to our guests. If our platform or the third-party platforms through which our properties are marketed are not easy to navigate, or our listings are not marketed and displayed effectively to potential guests using such platforms, we will be ineffective in booking guests in meaningful numbers, which would materially adversely affect our business, results of operations, and financial condition.

The majority of our revenues have historically been generated from bookings through third-party booking websites.

Historically, more than 90% of our revenues have been generated from bookings of our accommodations made by guests through third-party booking portals such as Booking.com, VRBO, Airbnb, and Expedia. A key element of our strategy will be to drive traffic to and book guests through our own online portal at www.luxurbanhotels.com and luxurban.com to better control bookings and the guest experience. There can be no assurance, however, that we will be able to successfully drive potential guest traffic to our websites. Our reliance on third-party booking portals subjects us to the risk of having our access to such portals limited or eliminated as a result of competitive decisions by such providers. Our use of third-party booking portals reduces our profits generated from bookings as we are required to pay fees and commissions to third-party portal operators. An inability to post our bookings on third-party portals or increases in the fees and commission payable to third-party portal operators could materially harm our business, results of operations and financial condition.

A critical factor in attracting visitors to our own websites is how prominently we are displayed in response to search queries. Accordingly, we utilize search engine marketing as a means to provide a significant portion of our visitor acquisition. Search engine marketing includes both paid visitor acquisition on a cost-per-click basis and visitor acquisition on an unpaid basis, often referred to as organic search. The various search engine providers, such as Google and Bing, employ proprietary algorithms and other methods for determining which websites are displayed for a given search query and how highly websites rank.

Search engine providers may also launch new features to enhance search results, which may negatively affect the number of visitors to our websites. Search engine algorithms and other methods that determine the display and ranking of results may change from time to time, generally without public announcement or detailed explanation. Therefore, the success of our search engine optimization (“SEO”) strategy depends, in part, on our ability to anticipate and respond to such changes in a timely and effective manner through website and content development, which we may not be able to do.

We may be unable to effectively manage our growth.

Since our inception, we have experienced rapid growth. As our operations have expanded, we have grown our portfolio to over 1,200 units that are in current operation in five U.S. cities. As of December 31, 2022, we had 213 full-time employees. Our business is becoming increasingly complex, especially in light of the continued rapid evolution of our industry and e-commerce, our relatively limited operating history, our need to implement new technologies and utilize big data for our operations, and our reliance on multiple websites and employees located in numerous cities throughout the United States. This complexity and our rapid growth have demanded, and will continue to demand, substantial resources and attention from our management. We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional property managers and employees, qualified website developers, software engineers, client and account services personnel, and sales and marketing staff and improve and maintain our technology to properly manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, our business may be harmed.

Any continued decline or disruption in the travel and hospitality industries or economic downturn would materially adversely affect our business, results of operations, and financial condition.

Events beyond our control, such as unusual or extreme weather or natural disasters, such as earthquakes, hurricanes, fires, tsunamis, floods, severe weather, droughts, and volcanic eruptions, and travel-related health concerns, including other pandemics and epidemics, restrictions related to travel, trade or immigration policies, wars, terrorist attacks, sources of political uncertainty, political unrest, protests, violence in connection with political or social events, foreign policy changes, regional hostilities, imposition of taxes or surcharges by regulatory authorities, changes in regulations, policies, or conditions related to sustainability, including climate change, work stoppages, labor unrest or travel-related accidents can disrupt travel globally or otherwise result in declines in travel demand. Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our platform and services, which would materially adversely affect our business, results of operations, and financial condition.

We also cannot predict the effects that the wider adoption by businesses of remote working protocols will have going forward. It is possible that many businesses believe that continuing these protocols are beneficial in terms of production and cost and many employees may demand continuance at some level of these protocols, all of which could diminish business travel. Our financial performance is also subject to general global economic conditions and their impact on levels of discretionary spending. Some of the factors that have an impact on discretionary spending include unemployment rates, business and consumer debt, fluctuations in exchange rates, taxation, energy prices, interest rates, consumer confidence, tariffs, and other macroeconomic factors.

The business and industry in which we participate are highly competitive, and we may be unable to compete successfully with our current or future competitors.

We operate in a highly competitive environment and we face significant competition in securing properties on attractive lease terms, hiring and retaining qualified personnel, and attracting guests. We compete to secure long-term leases for properties in neighborhoods that are highly desirable for business and leisure travelers and which offer leasing economics that work within our business model. The supply of available properties and the leasing terms therefor can fluctuate materially and we are in regular competition with a growing number of leisure and business travel services to secure these properties. We compete to attract, engage, and retain guests at our properties. Guests have a range of options to find and book spaces, hotel rooms, serviced apartments, and other accommodations and experiences, both online and offline. We compete for guests based on many factors, including unique inventory and availability of listings, the value and all-in cost of our offerings relative to other options, our brand, ease of use of our platform, the third-party platforms through which are properties may be booked, the relevance and personalization of search results, the trust and safety of our properties and platforms, and community support. We compete to hire and retain qualified personnel in the numerous cities in which we operate. Competition for all levels of employees has become increasingly tight and the effort and expense involved in attracting and retaining employees is likely to increase.

We face competition from companies similar to ours, such as Sonder, Kasa, The Guild, and Frontdesk, among numerous other established and emerging companies. We believe that our competitors also include traditional hotel brands, such as Marriott and Hilton, vacation rental platforms, such as Airbnb and VRBO, and vacation platforms such as Booking Holdings (including the brands Booking.com, KAYAK, Priceline.com, and Agoda.com), Expedia Group (including the brands Expedia, VRBO, HomeAway, Hotels.com, Orbitz, and Travelocity), and Trip.com Group. As we seek to drive consumers directly to our own booking platforms, we also will face competition from Internet search engines, such as Google, including its travel search products; Baidu; and other regional search engines.

Our competitors utilize similar aspects of our business model, which could affect our ability to differentiate our offerings from competitors. Increased competition could result in reduced demand for our properties from guests, slow our growth, and materially adversely affect our business, results of operations, and financial condition. Many of our current and potential competitors enjoy substantial competitive advantages over us, such as greater name and brand recognition, longer operating histories, larger marketing budgets, and loyalty programs, as well as substantially greater financial, technical, and other resources. In addition, our current or potential competitors have access to larger user bases and/or inventory for accommodations, and may provide multiple travel products, including flights. As a result, our competitors may be able to provide consumers with a better or more complete product experience and respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or guest requirements or preferences.

Any escalation or unexpected change in circumstances in the ongoing military action between Russia and Ukraine, or sanctions, export controls, and similar measures in response to the conflict, could negatively impact our business and operations.

While we do not have any material business, operations or assets in Russia, Belarus or Ukraine, and have not been materially impacted by the actions of the Russian government at this time, the short and long-term implications of the ongoing military action between Russia and Ukraine are difficult to predict. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries may have on the global economy in general and on our business and operations.

Uncertainty in the application of taxes to our business could increase our tax liabilities and may discourage property owners from leasing to us or guests form staying at our accommodation offerings.

We are subject to a variety of taxes and tax collection obligations in the United States (federal, state, and local) and, as if we expand internationally as intended, we will become subject to such obligations in numerous foreign jurisdictions. A number of jurisdictions have proposed or implemented new tax laws or interpreted existing laws to explicitly apply various taxes to businesses in the short stay rental industry. Laws and regulations relating to taxes, as applied to our business, vary greatly among jurisdictions, and it is difficult or impossible to predict how such laws and regulations will be applied. The application of indirect taxes, such as lodging taxes, hotel, sales and use tax, privilege taxes, excise taxes, VAT, goods and services tax, harmonized sales taxes, business tax, and gross receipt taxes (together, “indirect taxes”) to e-commerce activities such as ours and to our guests is a complex and evolving issue. Some of such tax laws or regulations hold us responsible for the reporting, collection, and payment of such taxes, and such laws could be applied to us for transactions conducted in the past as well as transactions in the future. Many of the statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-commerce. New or revised foreign, federal, state, or local tax regulations may subject our business to additional indirect, income, and other taxes, and depending upon the jurisdiction could subject us to significant monetary penalties and fines for non-payment of taxes. An increasing number of jurisdictions are also considering adopting or have adopted laws or administrative practices that impose new tax measures, including digital platform revenue-based taxes, targeting online sharing platforms and online marketplaces, and new obligations to collect income taxes, sales, consumption, value added, or other taxes on digital platforms. We may recognize additional tax expenses and be subject to additional tax liabilities, and our business, results of operations, and financial condition could be materially adversely affected by additional taxes of this nature or additional taxes or penalties resulting from our failure to comply with any reporting, collection, and payment obligations. We accrue a reserve for such taxes when the likelihood is probable that such taxes apply to us, and upon examination or audit, such reserves may be insufficient. New or revised taxes and, in particular, the taxes described above and similar taxes would likely increase the price paid by guests, our lease costs and other costs of doing business, discourage property owners from leasing to us and guests from renting our accommodation offerings, and lead to a decline in revenue, and materially adversely affect our business, results of operations, and financial condition.

Our quarterly financial results are subject to fluctuations. As a result, we could fail to meet or exceed our projections or the expectations of analysts or investors, which could cause our stock price to decline.

Our revenue, expenses, operating results and cash flows have fluctuated from quarter to quarter in the past and are likely to continue to do so in the future. These fluctuations are due to, or may result from, many factors, some of which are outside of our control and many of which are difficult to predict, including:

●	changes in cash flow due to the seasonal nature of our listing renewals and new properties;

●	changes by major online search engine companies in their search algorithms, our ability to adapt to these changes and the increased costs of adapting to these changes, which could cause us to spend more on marketing or cause our offerings to cease appearing in natural search results completely;

●	advertising costs for paid search keywords that we deem relevant to our business and the success and costs of our broad reach and online advertising and marketing initiatives;

●	costs related to leasing or licensing of, or investments in, products, services, technologies or other businesses and our ability to successfully integrate and manage these properties;

●	the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure;

●	the timing of revenue and expenses related to the development or acquisition and integration of technologies, products or businesses;

●	the timing and success of changes in our pricing or services;

●	the introduction and performance of new products or services;

●	the introduction of new products or services by our competitors;

●	our ability to keep our websites operating without technical difficulties or service interruptions;

●	declines or disruptions in the travel industry, particularly in regions where we generate substantial revenue;

●	economic instability and fluctuations in exchange rates;

●	changes in the timing of holidays or other vacation events;

●	new accounting pronouncements and changes in accounting standards or practices, particularly any affecting the recognition of listing revenue or accounting for mergers and acquisitions; and

●	new laws or regulations, or new interpretations of or changes in existing laws or regulations, that harm our business models or restrict the Internet, e-commerce, online payments, or online communications.

Hotel operations historically have been seasonal in nature, reflecting lower revenues and occupancy rates during the first quarter of each year when compared to the remaining three quarters. This seasonality may cause fluctuations in our quarterly operating revenues, profitability, and cash flow. Fluctuations in our quarterly operating results may, particularly if unforeseen, cause us to miss any projections we may have provided or may lead analysts or investors to change their long-term models for valuing our common stock. In addition, such fluctuations may cause us to face short-term liquidity issues, impact our ability to retain or attract key personnel or cause other unanticipated issues. Any of these effects could cause our stock price to decline. As a result of the potential variations in our quarterly revenue and operating results, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful and the results of any one quarter should not be relied upon as an indication of future performance.

Maintaining and enhancing our brand and reputation is critical to our growth, and negative publicity could damage our brand and thereby harm our ability to compete effectively, and could materially adversely affect our business, results of operations, and financial condition.

Our brand and our reputation are among our most important assets. Maintaining and enhancing our brand and reputation are critical to our ability to attract property owners, guests, and employees, to compete effectively, to preserve and deepen the engagement of our existing guests and employees, to maintain and improve our standing in the communities where we operate, including our standing with community leaders and regulatory bodies, and to mitigate legislative or regulatory scrutiny, litigation, and government investigations. We are heavily dependent on the perceptions of our guests to help make word-of-mouth recommendations that contribute to our growth. Any incident, whether actual or rumored to have occurred, involving the safety or security of our properties, guests, or other members of the public, fraudulent transactions, or incidents that are mistakenly attributed to us, and any media coverage resulting therefrom, could create a negative public perception of our business, which would adversely impact our ability to secure property leases and attract guests. Similarly, adverse ratings on travel review sites, whether placed by actual guests or fraudulently by persons who have never been guests of our properties, could harm our reputation. Any resulting damage to our brand or reputation could materially adversely affect our business, results of operations, and financial condition.

The actions of property owners or guests are often not within our control and may undermine the safety or the public perception of the safety of our properties.

While we have systems in place to do general reviews our property owners and guests, we cannot be certain that any such persons will not commit actions that can cause harm or negative publicity. Although our properties are supervised by our employees, we cannot directly control the actions of the property owners from which we lease our accommodation units or the guests that stay there. Malevolent, negligent or criminal actions by property owners or guests could cause harm to other guests, our employees and our properties. Any perception that our properties are not safe could materially harm our reputation and ability to attract guests and create repeat business. Our identity verification processes rely on, among other things, information provided by property owners and guests, and our ability to validate that information and the effectiveness of third-party service providers that support our verification processes may be limited. In addition, we do not currently and may not in the future require users to re-verify their identity following their successful completion of the initial verification process. Certain verification processes, including legacy verification processes on which we previously relied, may be less reliable than others. There can be no assurances that these measures we take can or will significantly reduce harmful activity at our properties. In the event of adverse actions occurring at one of our properties, we could face civil claims and regulatory or other investigations. While we recognize that we need to continue to build trust and invest in innovations that will support trust when it comes to our policies and procedures to protect our guests and properties, and the communities in which we operate, we may not be successful in doing so.

We rely on numerous third parties for integral parts of our operations and any inability to maintain or replace these third party providers or transition these services to our own internal operations on economically reasonable terms could have an adverse effect on our operations.

We provide accommodations that we lease from third-party property owners and, in addition to our own employees, utilize third-party services for the cleaning and maintenance of these properties. In addition to our own booking website, we utilize third-party online portals for guest booking and reservation. We also use third-party security systems, property monitoring systems and data analytic software services in addition to our own data analysis processing and software. We use both internally developed systems and third-party systems for our operations, including transaction and payment processing, and financial and accounting systems. Any inability to maintain our relationships with these service providers on economically reasonable terms, or any inability by these service providers to provide their services to us at a level that is commercially reasonable and dependable could have an adverse effect on our operations. As we grow, we will likely increase our internal capabilities and decrease our reliance on third-party suppliers, but we may not be successful in this regard. As we grow our business, we will need to significantly upgrade and expand our transaction and payment processing systems, financial and accounting systems, and other infrastructure. We may not be able to upgrade our systems and infrastructure to accommodate such growth in a timely manner, and depending on the systems affected, our transaction and payment processing, and financial and accounting systems could be impacted for a meaningful amount of time, which could materially adversely affect our business, results of operations, and financial condition.

Our business also depends on the performance and reliability of the Internet, mobile, telecommunications network operators, and other infrastructures that are not under our control. As consumers increasingly turn to mobile devices, we also become dependent on consumers’ access to the Internet through mobile carriers and their systems. Disruptions in Internet access, whether generally, in a specific region or otherwise, could materially adversely affect our business, results of operations, and financial condition.

In June 2022, we migrated our main property management system (PMS) from Hostfully to HostAway. During a 72-hour period following the transition to our new technology platform, technical difficulties resulted in certain double bookings. The vast majority of these double booking reservations were not charged and we worked with third-party marketing and reservation channels to relocate and refund any adversely affected guests. Any similar future events could be more severe and could have an adverse impact on our operations, reputation and financial results.

We do not control the operation, physical security, or data security of any of our third-party providers. Despite our efforts to use commercially reasonable diligence in the selection and retention of such third-party providers, such efforts may be insufficient or inadequate to prevent or remediate such risks. Our third-party providers, including our cloud computing providers and our payment processing partners, may be subject to intrusions, computer viruses, denial-of-service attacks, sabotage, acts of vandalism, acts of terrorism, and other misconduct. They are vulnerable to damage or interruption from power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, and similar events, and they may be subject to financial, legal, regulatory, and labor issues, each of which may impose additional costs or requirements on us or prevent these third parties from providing services to us or our customers on our behalf. In addition, these third parties may breach their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail to or refuse to process transactions or provide other services adequately, take actions that degrade the functionality of our platform and services, increase prices, impose additional costs or requirements on us or our customers, or give preferential treatment to our competitors. If we are unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, we may be subject to business disruptions, losses, or costs to remediate any of these deficiencies. Our systems currently do not provide complete redundancy of data storage or processing or payment processing. Although we are in the process of developing a comprehensive business continuity and disaster recovery plans for all of our operations, there is no guarantee that such plans will be effective. The occurrence of any of the above events could result in reputational damage, legal or regulatory proceedings, or other adverse consequences, which could materially adversely affect our business, results of operations, and financial condition.

We are subject to risks associated with the employment of hospitality personnel, particularly at locations that employ unionized labor, and the use of third-party guest services contractors.

Our hospitality employees and other guest services personnel are critical to our ability to add properties, maintain our units, enhance the guest experience, and attract and retain guests. If our relationship with employees in any city or at any key property, or within our central guest services function, deteriorates for any reason, our reputation, guest relationships and results of operations may suffer, and we may incur costs to replace and retrain additional personnel or third-party contractors. As we grow, we also may face difficulty in attracting and hiring additional qualified personnel in these areas. In addition, many of the guest services representatives and housekeepers who provide services to our company and guests are employees of third-party agencies or the hotels from which we lease room portfolios on a long-term basis. We do not control such third-party agencies and accordingly, do not directly control the policies, practices or relationships between such agencies and their employees. Our business and reputation could be harmed in the event of any dispute between such agencies and their employees, of if such employees do not provide services that meet our or our guests’ standards and expectations. Labor costs (both direct and through third-party agency fees) are a significant component of our operating expenses, and any increase in the cost of wages, benefits or other employee-related costs could cause our results of operations and cash flow to be lower than anticipated. Certain cities have also adopted re-hiring ordinances and other requirements with respect to hotel and other hospitality employees, and these and other employment regulations may increase our costs and impair our operations.

Like other businesses in the hospitality industry, we may be adversely affected by organized labor activity. A majority of our employees are currently represented by labor unions and/or covered by collective bargaining agreements. Union, worker council or other organized labor activity may occur at other locations. We cannot predict the outcome of any labor-related proposal or other organized labor activity. Increased unionization of our workforce or other collective labor action, new labor legislation or changes in regulations could be costly, reduce our staffing flexibility or otherwise disrupt our operations, and reduce our profitability. From time to time, hospitality operations may be disrupted because of strikes, lockouts, public demonstrations or other negative actions and publicity involving employees and third-party contractors.

We may also incur increased legal costs and indirect labor costs because of disputes involving our workforce. The resolution of labor disputes or new or renegotiated labor contracts could lead to increased labor costs, which are a significant component of our operating costs, either by increases in wages or benefits or by changes in work rules that raise operating costs. Labor disputes and disruptions may also occur within landlords’ workforces at buildings we occupy, which could harm our guests’ experience and reduce bookings at the affected property.

We will rely increasingly on our own websites for the marketing of our properties, which marketing efforts are becoming increasingly regulated.

We will increasingly use performance marketing products offered by search engines and social media platforms to distribute paid advertisements as we seek to drive traffic to our own websites and decrease our reliance on third party booking portals. Traffic to our own websites will also come through direct or unpaid channels, which include brand marketing and SEO. A critical factor in attracting guests to our accommodation offerings is how prominently listings are displayed in response to search queries for key search terms. Competitors regularly bid on the same keywords, driving up the costs of securing same. Over time, our strategy will be to build the recognition of our brand to increase its use by consumers as a search term and decrease reliance on generic search terms, thereby driving down costs in this regard. If we are not able to effectively increase our traffic growth without increases in spend on performance marketing, we may need to increase our performance marketing spend in the future, including in response to increased spend on performance marketing from our competitors, and our business, results of operations, and financial condition could be materially adversely affected.

The technology that powers performance marketing is increasingly subject to strict regulation, and regulatory or legislative changes could adversely impact the effectiveness of our performance marketing efforts and, as a result, our business. For example, we rely on the placement and use of “cookies” — text files stored on a user’s web browser or device — to support tailored marketing to consumers. Many countries have adopted, or are in the process of adopting, regulations governing the use of cookies and similar technologies, and individuals may be required to “opt-in” to the placement of cookies used for purposes of marketing. If regulators start to enforce the strict approach, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs, and subject us to additional liabilities. Widespread adoption of regulations that significantly restrict our ability to use performance marketing technology could adversely affect our ability to market effectively to current and prospective guests, and thus materially adversely affect our business, results of operations, and financial condition.

Our liabilities could materially adversely affect our financial condition.

As of December 31, 2022, we had aggregate loans payable and short-term financing of approximately $16.5 million and total liabilities of approximately $111.3 million. Our indebtedness could materially adversely affect our business by:

●	increasing our vulnerability to general adverse economic and industry conditions;

●	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, product development efforts, and other general corporate purposes;

●	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

●	exposing us to the risk of increased interest rates as our borrowings may in the future be, at variable interest rates.

The occurrence of any one of these events could have a material adverse effect on our business, results of operations, and financial condition, and ability to satisfy our obligations.

If we fail to comply with federal, state, and foreign laws relating to privacy and data protection, we may face potentially significant liability, negative publicity, an erosion of trust, and increased regulation could materially adversely affect our business, results of operations, and financial condition.

Privacy and data protection laws, rules, and regulations are complex, and their interpretation is rapidly evolving, making implementation and enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Compliance with such laws may require changes to our data collection, use, transfer, disclosure, other processing, and certain other related business practices and may thereby increase compliance costs or have other material adverse effects on our business. As part of guest registration and business processes, we collect and use personal data, such as names, dates of birth, email addresses, phone numbers, and identity verification information (for example, government issued identification or passport), as well as credit card or other financial information that guests provide to us. The laws of many states and countries require businesses that maintain such personal data to implement reasonable measures to keep such information secure and otherwise restrict the ways in which such information can be collected and used. Many of these laws impose stringent data protection requirements with significant penalties, and the risk of civil litigation, for noncompliance.

Any failure or perceived failure by us to comply with privacy and data protection policies, enforcement notices and/or assessment notices (for a compulsory audit), laws, rules, and regulations could result in proceedings or actions against us by individuals, consumer rights groups, government agencies, or others. We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, and diversion of internal resources. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity, and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

If we fail to prevent data security breaches, there may be damage to our brand and reputation, material financial penalties, and legal liability, along with a decline in use of our platform, which would materially adversely affect our business, results of operations, and financial condition.

There are risks of security breaches both on and off our systems as we increase the types of technology we use to operate our business, including mobile apps and third-party payment processing providers, and as we collaborate with third parties that may need to process our guest data or have access to our infrastructure. The evolution of technology systems introduces ever more complex security risks that are difficult to predict and defend against. An increasing number of companies, including those with significant online operations, have recently disclosed breaches of their security, some of which involved sophisticated tactics and techniques allegedly attributable to criminal enterprises or nation-state actors. While we take significant measures to guard against the type of activity that can lead to data breaches, the techniques used by bad actors to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are unknown until launched against a target. As such, we may be unable to anticipate these tactics and techniques or to implement adequate preventative measures. Any circumvention of our security measures, or those of our third party service providers, could result in the misappropriation of confidential or proprietary information, interrupt our operations, result in financial loss, damage our computers or those of our guests, or otherwise cause damage to our reputation and business.

The coverage afforded under our insurance policies may be inadequate for the needs of our business or our third-party insurers may be unable or unwilling to meet our coverage requirements, which could materially adversely affect our business, results of operations, and financial condition.

We maintain insurance on our properties and operations of the types and in the amount of coverages our management determines to be prudent and necessary and are self-insured in terms that management believes presents risks that are too low to justify insurance expenditures. Our business, results of operations, and financial condition would be materially adversely affected if (i) cost per claim, premiums or the number of claims significantly exceeds our expectations; (ii) we experience a claim in excess of our coverage limits; (iii) our insurance providers become insolvent or otherwise fail to pay on our insurance claims; (iv) we experience a claim for which coverage is not provided or for which we are self-insured; or (v) the number of claims under our deductibles or self-insured retentions differs from historic averages. Premiums will likely increase over time and we may have difficulty in obtaining appropriate policy limits and levels of coverage at a reasonable cost and with reasonable terms and conditions. Our costs for obtaining these policies will continue to increase as our business grows and continues to evolve. Furthermore, as our business continues to develop and diversify, we may experience difficulty in obtaining insurance coverage for new and evolving offerings and tiers, which could require us to incur greater costs and materially adversely affect our business, results of operations, and financial condition. Additionally, if we fail to comply with insurance regulatory requirements in the regions where we operate, or other regulations governing insurance coverage, our brand, reputation, business, results of operations, and financial condition could be materially adversely affected.

If we are unable to adapt to changes in technology and the evolving demands of our guests, our business, results of operations, and financial condition could be materially adversely affected.

The industries in which we compete are characterized by rapidly changing technology, evolving industry standards, consolidation, frequent new offering announcements, introductions, and enhancements, and changing consumer demands and preferences. In 2018, we began making incremental investments in upgrading our technology platform to a service-oriented architecture, improving data management, and increasing our service reliability. Our future success will depend on our ability to adapt our platforms and services to evolving industry standards and local preferences, and to continually innovate and improve the performance, features, and reliability of our platform and services in response to competitive offerings and the evolving demands of guests. Our future success will also depend on our ability to adapt to emerging technologies such as tokenization, cryptocurrencies, new authentication technologies, such as biometrics, distributed ledger and blockchain technologies, artificial intelligence, virtual and augmented reality, and cloud technologies. As a result, we intend to continue to spend significant resources maintaining, developing, and enhancing our technologies and platform; however, these efforts may be more costly than expected and may not be successful. For example, we may not make the appropriate investments in new technologies, which could materially adversely affect our business, results of operations, and financial condition. Further, technological innovation often results in unintended consequences such as bugs, vulnerabilities, and other system failures. Any such bug, vulnerability, or failure, especially in connection with a significant technical implementation or change, could result in lost business, harm to our brand or reputation, consumer complaints, and other adverse consequences, any of which could materially adversely affect our business, results of operations, and financial condition.

We are subject to payment-related fraud and an increase in or failure to deal effectively with fraud, fraudulent activities, fictitious transactions, or illegal transactions would materially adversely affect our business, results of operations, and financial condition.

We process a significant volume and dollar value of transactions on a daily basis. If we do not fulfill our obligations to guests, there are fictitious listings or fraudulent bookings for our accommodations, or there are account takeovers, we may incur losses from claims by guests, and these losses could be substantial. Such instances have and can lead to the reversal of payments received by us for such bookings, referred to as a “chargeback.” Our ability to detect and combat fraudulent schemes, which have become increasingly common and sophisticated, could be adversely impacted by the adoption of new payment methods, the emergence and innovation of new technology platforms, including mobile and other devices, and our growth in certain regions, including in regions with a history of elevated fraudulent activity. We expect that technically-knowledgeable criminals will continue to attempt to circumvent anti-fraud systems. In addition, the payment card networks have rules around acceptable chargeback ratios. If we are unable to effectively combat fictitious listings and fraudulent bookings on our platform, or there is fraud committed on a third-party booking site related to our guests or properties, combat the use of fraudulent or stolen credit cards, or otherwise maintain or lower our current levels of charge-backs, we may be subject to fines and higher transaction fees or be unable to continue to accept card payments because payment card networks have revoked our access to their networks, any of which would materially adversely impact our business, results of operations, and financial condition.

Any payments platform used by us in connection with our offerings is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing laws, rules, regulations, policies, legal interpretations, and regulatory guidance could materially adversely affect our business, results of operations, and financial condition.

Payment platforms are subject to various laws, rules, regulations, policies, legal interpretations, and regulatory guidance, including those governing: cross-border and domestic money transmission and funds transfers; stored value and prepaid access; foreign exchange; privacy, data protection, and cybersecurity; banking secrecy; payment services (including payment processing and settlement services); consumer protection; economic and trade sanctions; anti-corruption and anti-bribery; and anti-money laundering and counter-terrorist financing. As we expand our operations and migrate guests to our own booking platforms, we will become increasingly subject to these laws and regulations. In addition, because we facilitate bookings through third-party payment processors worldwide, one or more jurisdictions may claim that we or our customers are required to comply with their laws. Laws regulating payments platform outside of the United States often impose different, more specific, or even conflicting obligations on the operators thereof, as well as broader liability. For example, certain transactions that may be permissible in a local jurisdiction may be prohibited by regulations of the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) or U.S. anti-money laundering or counter-terrorist financing regulations. Any failure or perceived failure to comply with existing or new laws and regulations, including the ones described in this risk factor, or orders of any governmental authority, including changes to or expansion of their interpretations, may subject our services providers and possibly us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, enforcement actions in one or more jurisdictions, result in additional compliance and licensure requirements, and increased regulatory scrutiny of our business.

We are subject to payment network rules and any material modification of our payment card acceptance privileges could have a material adverse effect on our business, results of operations, and financial condition.

The loss of our credit and debit card acceptance privileges or the significant modification of the terms under which we obtain card acceptance privileges would significantly limit our business model since a vast majority of our guests pay using credit or debit cards. We are required by our payment processors to comply with payment card network operating rules, including the Payment Card Industry Data Security Standards (the “PCI DSS”). Under the PCI DSS, we are required to adopt and implement internal controls over the use, storage, and transmission of card data to help prevent credit card fraud. If we fail to comply with the rules and regulations adopted by the payment card networks, including the PCI DSS, we would be in breach of our contractual obligations to payment processors and merchant banks. Such failure to comply may damage our relationship with payment card networks, subject us to restrictions, fines, penalties, damages, and civil liability, and could eventually prevent us from processing or accepting payment cards, which would have a material adverse effect on our business, results of operations, and financial condition.

We rely on third-party payment service providers to process payments made by guests. If these third-party payment service providers become unavailable or we are subject to increased fees, our business, results of operations, and financial condition could be materially adversely affected.

We rely on a number of third-party payment service providers, including payment card networks, banks, payment processors, and payment gateways, to link us to payment card and bank clearing networks to process payments made by our guests. We have agreements with these providers, some of whom are the sole providers of their particular service. If these companies become unwilling or unable to provide these services to us on acceptable terms or at all, our business may be disrupted, we would need to find an alternate payment service provider, and we may not be able to secure similar terms or replace such payment service provider in an acceptable time frame. If we are forced to migrate to other third-party payment service providers for any reason, the transition would require significant time and management resources, and may not be as effective, efficient, or well-received by our guests. Any of the foregoing could cause us to incur significant losses, which could materially adversely affect our business, results of operations, and financial condition.

In March 2022, as a result of a significant increase in processing volumes, some of our credit card processors put the Company on credit review. As a result of this review, we were required to immediately increase our reserves at these processors. As a result of this requirement, our working capital (less reserved cash for letters of credit and credit card processors) declined.

The failure to successfully execute and integrate acquisitions could materially adversely affect our business, results of operations, and financial condition.

As part of our growth strategy we may acquire other companies or portfolios of accommodation assets from time to time. We may expend significant cash or incur substantial debt to finance such acquisitions, which indebtedness could result in restrictions on our business and significant use of available cash to make payments of interest and principal. In addition, we may finance acquisitions by issuing equity or convertible debt securities, which could result in further dilution to our existing stockholders. We may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. If we fail to evaluate and execute acquisitions successfully, our business, results of operations, and financial condition could be materially adversely affected.

In addition, we may not be successful in integrating acquisitions or the businesses we acquire may not perform as well as we expect. While our acquisitions to date have not caused major disruptions in our business, any future failure to manage and successfully integrate acquired businesses could materially adversely affect our business, results of operations, and financial condition. Acquisitions involve numerous risks, including the following:

●	difficulties in integrating and managing the combined operations, technology platforms, or offerings of the acquired companies and realizing the anticipated economic, operational, and other benefits in a timely manner, which could result in substantial costs and delays, and failure to execute on the intended strategy and synergies;

●	failure of the acquired businesses to achieve anticipated revenue, earnings, or cash flow;

●	diversion of management’s attention or other resources from our existing business;

●	our inability to maintain the key customers, business relationships, suppliers, and brand potential of acquired businesses;

●	uncertainty of entry into businesses or geographies in which we have limited or no prior experience or in which competitors have stronger positions;

●	unanticipated costs associated with pursuing acquisitions or greater than expected costs in integrating the acquired businesses;

●	responsibility for the liabilities of acquired businesses, including those that were not disclosed to us or exceed our estimates, such as liabilities arising out of the failure to maintain effective data protection and privacy controls, and liabilities arising out of the failure to comply with applicable laws and regulations, including tax laws;

●	difficulties in or costs associated with assigning or transferring to us or our subsidiaries the acquired companies’ intellectual property or its licenses to third-party intellectual property;

●	inability to maintain our culture and values, ethical standards, controls, procedures, and policies;

●	challenges in integrating the workforce of acquired companies and the potential loss of key employees of the acquired companies;

●	challenges in integrating and auditing the financial statements of acquired companies that have not historically prepared financial statements in accordance with GAAP; and

●	potential accounting charges to the extent goodwill and intangible assets recorded in connection with an acquisition, such as trademarks, customer relationships, or intellectual property, are later determined to be impaired and written down in value.

If we do not adequately protect our intellectual property and our data, our business, results of operations, and financial condition could be materially adversely affected.

We hold certain intellectual property rights related to our brand and certain content and design elements of our business, including big data analytics and related algorithms. We rely on a combination of trademark and trade secret laws, international treaties, our terms of service, other contractual provisions, user policies, restrictions on disclosure, technological measures, and confidentiality and inventions assignment agreements with our employees and consultants to protect our intellectual property assets from infringement and misappropriation. Effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. There can be no assurance that others will not offer technologies, products, services, features, or concepts that are substantially similar to ours and compete with our business, or copy or otherwise obtain, disclose and/or use our brand, content, design elements, creative, editorial, and entertainment assets, or other proprietary information without authorization. Our intellectual property assets and rights are essential to our business. If the protection of our proprietary rights and data is inadequate to prevent unauthorized use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our technologies, offerings, or features or methods of operations. Even if we do detect violations or misappropriations and decide to enforce our rights, litigation may be necessary to enforce our rights, and any enforcement efforts we undertake could be time-consuming and expensive, could divert our management’s attention, and may result in a court determining that certain of our intellectual property rights are unenforceable. If we fail to protect our intellectual property and data in a cost-effective and meaningful manner, our competitive standing could be harmed; our guests, other consumers, and corporate and community partners could devalue the content of our platform; and our brand, reputation, business, results of operations, and financial condition could be materially adversely affected.

If we expand our operations to locations outside of the United States, we will become subject additional risks.

We intend to grow our operations in part by expanding our operations in a number of jurisdictions outside of the United States. Laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses, or our failure to adapt our practices, systems, processes, and business models effectively to the traveler and supplier preferences (as well as the regulatory and tax landscapes) of each country into which we expand, could slow our growth, or prevent our ability to compete effectively in certain markets. For example, to compete in certain international markets we may have to adopt locally preferred payment methods, which could increase our costs and instances of fraud. In addition to the other risks described in this Annual Report, our company’s international operations would be subject to numerous other risks, including:

●	Exposure to local economic or political instability and threatened or actual acts of terrorism;

●	Compliance with U.S. and non-U.S. regulatory laws and requirements relating to anti-corruption, antitrust or competition, economic sanctions, data content and privacy, consumer protection, employment and labor laws, health and safety, information reporting and advertising and promotions;

●	Weaker enforcement of our company’s contractual and intellectual property rights;

●	Lower levels of credit card usage and increased payment and fraud risk;

●	Longer payment cycles, and difficulties in collecting accounts receivable;

●	Preferences by local populations for local providers;

●	Restrictions on, or adverse tax and other consequences related to the repatriation of cash, the withdrawal of non-U.S. investments, cash balances and earnings, as well as restrictions on our company’s ability to invest in our company’s operations in certain countries;

●	Changes to trade policy or agreements that limit our company’s ability to offer, or adversely affect demand for, our company’s products and services;

●	Our company’s ability to support technologies or marketing channels that may be prevalent in a particular international market and used by local competitors, but are not scalable for an international company offering services in many markets around the world; and

●	Uncertainty regarding liability for services and content, including uncertainty as a result of local laws and lack of precedent.

Our chief executive officer entered into an offer of settlement with the Securities and Exchange Commission in connection with his role in another public company.

Brian Ferdinand, our chief executive officer, entered into an Offer of Settlement with the Securities and Exchange Commission on April 22, 2020, in connection with allegations that he, as a board member of Liquid Holdings Group Inc., (a) reviewed a Form 10-Q and signed a Form 10-K for the fiscal year 2013 that failed to disclose material facts of Liquid’s reliance on a related party entity (a principal customer of Liquid and a company of which Mr. Ferdinand was an owner), and from which Liquid received material subscription fees, and (b) failed to file required Forms 4 and amendments to Schedule 13D to reflect material. changes to his ownership in Liquid’s shares of common stock, causing Liquid to violate Section 13(a), 13(d)(2) and 16(a) of the Exchange Act and related rules thereof. Mr. Ferdinand consented, without admitting or denying any findings, to a cease and desist order from any alleged secondary violations of Section 17(a)(2) of the Securities Act and 13(a) of the Exchange Act, which are non-scienter provisions in which negligence is sufficient to establish liability for causing a primary violation; and Section 13(d)(2) and Section 16(a) of the Exchange Act, which are personal security reporting provisions under which strict liability is sufficient to establish a violation. As a result of the settlement, Mr. Ferdinand was also required to pay a fine of $115,000.

Risks Related to Being a Public Company

The management team of our company has limited experience managing a public company.

We completed our IPO in August 2022. Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. If our company’s management team is unable to efficiently manage our transition to being a public company and comply with the attendant regulatory oversight and reporting obligations under the federal securities laws, it could adversely affect our company’s businesses, results of operations and financial condition.

The requirements of being a public company may strain our company’s resources and distract our management, which could make it difficult to manage its businesses.

As a public company our company is subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations. Compliance with these rules and regulations significantly increases our historical legal and accounting costs, making some of our company’s activities more difficult, time-consuming, or costly, and increases demand on our company’s systems and resources. The Exchange Act requires that our company file annual, quarterly, and current reports with respect to our businesses, financial condition, and results of operations. In addition, our company is continuing to establish and strengthen the corporate infrastructure necessary for operating as a public company, which may divert our management’s attention from implementing our company’s growth strategy, which could delay or slow the implementation of our company’s business strategies, and in turn negatively impact our company’s financial condition and results of operations.

During our operations prior to our IPO as a private company, our internal controls over financial reporting have historically had material weaknesses, and as a public company going forward, may not be effective, and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our company’s businesses and reputation.

As a public company, our company is required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require the management of a public company to certify financial and other information in our company’s quarterly and annual reports. In addition, the management of our company is required to conduct an annual assessment and provide an annual management report on the effectiveness of our company’s controls over financial reporting and disclose any material weaknesses in such controls. However, for as long as our company is an “emerging growth company” under the JOBS Act, its independent registered public accounting firm will not be required to attest to the effectiveness of our company’s internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. Our company could remain an emerging growth company for up to five years. After the date our company is no longer an “emerging growth company,” its independent registered public accounting firm will only be required to attest to the effectiveness of its internal controls over financial reporting depending on its market capitalization. Even if management concludes that our company’s internal controls over financial reporting are effective, its independent registered public accounting firm may still decline to attest to management’s assessment, or may issue a report that is qualified if it is not satisfied with our company’s controls or the level at which its controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from our auditors. In addition, in connection with the implementation of the necessary procedures and practices related to internal controls over financial reporting, our company may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. Failure to comply with Section 404 could impair our company’s ability to grow its revenue, cause investors to lose confidence in the accuracy and completeness of our company’s financial reports, and other information, which may have a negative effect on the trading price of its common stock.

Prior to our recent IPO, we operated as a private, closely held company that was funded primarily by our principals with no third-party investment. As a private company we did not undertake annual audits of our financial statements in the ordinary course, and have not been subject to the rules and regulations that now apply to us following consummation of our IPO, including those relating to internal controls and periodic reporting. In connection with the recent audits of our financial statements, we have identified material weaknesses in our internal control over financial reporting with respect to our periodic and annual financial close processes. As historically constituted, our human resources, processes and systems did not enable us to produce accurate financial statements on a timely basis. While we deem this type of material weakness typical in a closely held, private company, in preparation of becoming a public company, we implemented a remediation plan which included the hiring of additional, qualified financial and accounting personnel, and engagement of specialized external resources, including the outsourcing of a portion of our accounting department functions to a qualified accounting firm. Additionally, we have formed an audit committee of independent directors in connection with our IPO. Our remediation plan also included adopting other entity-level controls, properly segregating duties among appropriate personnel, education and training of applicable management and financial personnel, and improvements in the process and system used to monitor and track the effectiveness of underlying business process controls.

If our company fails to maintain effective internal controls over financial reporting, its ability to produce timely and accurate financial information or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could be impaired, which could have a material adverse effect on our company’s businesses and stock price.

To maintain and improve the effectiveness of our company’s (i) disclosure controls and procedures, and its (ii) internal control over financial reporting, our company has expended significant resources, including accounting-related costs and significant management oversight. We anticipate that the requirements of these rules and regulations will continue to increase our company’s legal, accounting and financial compliance costs, cause the performance of some activities to be more difficult, time consuming and costly, and place significant strain on our company’s personnel, systems and resources. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our company’s operating results or cause it to fail to meet its reporting obligations under the Exchange Act. The failure to develop or maintain effective internal controls over financial reporting can result in a restatement of our company’s financial statements for prior periods and could subject our company to investigations by the SEC and/or other regulatory scrutiny and sanctions. Any failure to implement and maintain effective internal control over financial reporting could adversely affect the results of management evaluations, and in turn, the audits of our company’s internal control over financial reporting that its independent public accounting firm is required to include in our company’s periodic reports filed with the SEC. In addition, if our company is unable to continue to meet these requirements, our company may be unable to remain listed on Nasdaq.

If securities or industry analysts cease publishing research or reports about our company, its businesses, or its market, or if they adversely change their recommendations regarding our company’s shares, or if our company’s results of operations do not meet their expectations, our company’s share prices and trading volume could decline.

The trading market for our common stock may be influenced by the research and reports that industry or securities analysts publish about our company, businesses, market and competitors. Our company does not have any control over these analysts. If one or more of these analysts cease coverage of our company or fail to publish reports on our company regularly, our company could lose visibility in the financial markets, which in turn could cause share prices or trading volume to decline. If one or more of the analysts cover our company were to downgrade our company’s stock or provide more favorable relative recommendations about our competitors, or if our results of operations do not meet their expectations, the prices or trading volumes of our shares would likely decline.

Our company’s certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between our company and its stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with our company or its directors, officers, or employees.

Our certificate of incorporation provides that, unless our company consents in writing to the selection of an alternative forum, the sole and exclusive forum, to the fullest extent permitted by law, for (a) derivative actions or proceedings brought on our company’s behalf, (b) actions asserting a claim of breach of a fiduciary duty owed by any of its directors, officers, employees or agents or its stockholders, (c) any action asserting a claim against our company’s or any director or officer arising pursuant to any provision of the DGCL, (d) any action to interpret, apply, enforce or determine the validity of our company’s certificate of incorporation or bylaws, or (e) any other action asserting a claim that is governed by the internal affairs doctrine, shall be the Court of Chancery of the State of Delaware or federal court located within the State of Delaware if the Court of Chancery does not have jurisdiction, in all cases subject to the court’s having jurisdiction over indispensable parties named as defendants. A complaint asserting a cause of action under the Securities Act may be brought in state or federal court. With respect to the Exchange Act, only claims brought derivatively under the Exchange Act would be subject to the forum selection clause described above. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation and bylaws has been challenged in legal proceedings, and it is possible that, in connection with any action, a court could find the choice of forum provisions contained in our company’s certificate of incorporation and bylaws to be inapplicable or unenforceable in such action. Our board of directors believes these provisions benefit our company and stockholders by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, the provisions may have the effect of discouraging lawsuits against our company’s or its directors and officers. Alternatively, if a court were to find the choice of forum provision contained in our company’s certificate of incorporation and bylaws to be inapplicable or unenforceable in an action, our company may incur additional costs associated with resolving such action in other jurisdictions, which could harm our company’s businesses, financial condition, and operating results. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to this exclusive forum provision but will not be deemed to have waived our company’s compliance with the federal securities laws and the rules and regulations thereunder.

Certain provisions in our certificate of incorporation and bylaws will limit your ability as a stockholder to influence corporate matters and could discourage others from pursuing any change of control transactions that stockholders of our company may view as beneficial.

Our certificate of incorporation and bylaws include a number of governance provisions including the following:

●	a provision that eliminates the right of stockholders to call special meetings, and provides that special meetings of our stockholders may be called only by the board of directors of our company; and

●	a provision that requires advance notice of stockholder nominations for the election of directors, and of stockholder proposals of other business, and that such advance notice must be given in the manner and to the extent set forth in the in our bylaws.

These and other provisions limit our stockholders’ ability to influence our company’s operations and may have the effect of discouraging others from pursuing any change of control transactions that stockholders may view as beneficial.

Our company’s ability to raise capital in the future could become impaired; and our stockholders bear the risk of our company’s future offerings reducing the market prices of our securities and dilution to such stockholders’ interests.

In the future, our company may need to raise additional funds through the issuance of new equity securities, debt, or a combination of both. However, the lapse or waiver of any lock up restrictions or any sale or perception of a possible sale by our stockholders, and any related decline in the market price of our common stock, could impair our ability to raise capital. If adequate funds are not available on acceptable terms, and our company is not able to raise additional funds through the issuance of new equity securities, we may be unable to fund our capital requirements. If our company issues new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. In addition, our stockholders will experience additional dilution when option holders exercise their right to purchase common stock under our equity incentive plans, when restricted stock awards vest and settle, when we issue equity awards to our employees under our equity incentive plans, or when we otherwise issue additional equity. Should we require additional funding, we cannot be sure that it will be available to us on reasonable terms, or at all. If we cannot raise additional funds when we need them, our ability to continue to support our business and to respond to business challenges would be significantly limited, and our business, results of operations, and financial condition would be materially adversely affected. The ability to issue securities in any future offering will also depend on market conditions and other factors beyond our control, and accordingly, we cannot predict or estimate the amount, timing, or nature of our company’s future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Real estate investments are relatively illiquid. Our ability to vary our portfolio in response to changes in operating, economic and other conditions will be limited. No assurances can be given that the fair market value of any of our portfolio will not decrease in the future.

Our chairman and chief executive officer effectively controls our company.

Our chairman and chief executive officer, Brian Ferdinand, has control over the majority of the outstanding voting power as represented by our outstanding common stock. Further, our bylaws provide that any member of our board may be removed with or without cause by the majority of our outstanding voting power, thus Mr. Ferdinand exerts significant control over our board. This concentration of ownership and decision making may make it more difficult for other stockholders to effect substantial changes in our company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

We are a “controlled company” within the meaning of the rules of Nasdaq and, as a result, qualify for exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Mr. Ferdinand, our Chief Executive Officer, beneficially owns approximately 59.2% of the voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

●	the requirement that a majority of the board of directors consist of independent directors;

●	the requirement that our nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

●	the requirement that our compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	the requirement for an annual performance evaluation of our nominating and corporate governance and compensation committees.

We do not intend to rely on these exemptions. However, as long as we remain a “controlled company,” we may elect in the future to take advantage of any of these exemptions. As a result of any such election, our board of directors may not have a majority of independent directors, our compensation committee may not consist entirely of independent directors, and our directors may not be nominated or selected by independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

We currently do not plan to pay any dividends on our common stock.

The payment of cash dividends on our common stock in the future will be dependent upon our revenue and earnings, if any, capital requirements and general financial condition, as well as the limitations on dividends and distributions under any lending agreement we may enter into the future, and the laws and regulations of the State of Delaware, and will be within the discretion of our board of directors. As a result, any gain you may realize on our common stock may result solely from the appreciation of such shares.

If our shares become subject to the SEC’s penny stock rules, broker-dealers may have trouble in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time our shares become subject to the “penny stock” rules promulgated under the Exchange Act our securities could be adversely affected. Typically, securities trading under a market price of $5.00 per share and that do not meet certain exceptions, such as national market listing or annual revenue criteria, are subject to the penny stock rules. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

●	make a special written suitability determination for the purchaser;

●	receive the purchaser’s written agreement to the transaction prior to sale;

●	provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

●	obtain a signed and dated acknowledgement from the purchaser demonstrating that the purchaser has received the required risk disclosure documents before a transaction in a “penny stock” can be completed.

If our shares become subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our shares may be depressed, and you may find it more difficult to sell our securities.

Nasdaq could delist our common stock from quotation on its exchange, which could limit investors’ ability to sell and purchase our shares and subject us to additional trading restrictions.

Our common stock is listed on the Nasdaq. If our common stock is delisted from Nasdaq and not listed on another national securities exchange at any time after the date hereof, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our common stock;

●	reduced liquidity with respect to our common stock;

●	a determination that our common stock is “penny stock” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our 2022 Plan, our outstanding warrants, the Investor Financing Notes, or otherwise will dilute all other stockholders.

We may need to raise additional capital through equity and debt financings in order to fund our operations. If we raise capital through equity financings in the future, that will result in dilution to all other stockholders. We have granted and expect to grant in the future equity awards to employees, directors, and consultants under our 2022 Plan. We also have outstanding warrants (including the warrants we issued to one of our underwriters in connection with our IPO, the Investor Financing Warrants (as defined herein) and the 2022 Investor Financing Agent Warrants (as defined herein), which require us to issue shares of our common stock upon exercise. At December 31, 2022, 3,018,250 warrants were issued and outstanding, with a weighted average exercise price of $2.64. Our Investor Financing Notes are convertible at the option of the holders thereof into shares of our common stock. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per-share value of our common stock to decline.

The market price of our common stock may be volatile and may decline regardless of our operating performance, and you may lose all or part of your investments.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	overall performance of the equity markets and/or publicly-listed technology companies;

●	actual or anticipated fluctuations in our net revenue or other operating metrics;

●	changes in the financial projections we provide to the public or our failure to meet these projections;

●	failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;

●	the economy as a whole and market conditions in our industry;

●	political and economic stability in countries in which we operate;

●	rumors and market speculation involving us or other companies in our industry;

●	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	lawsuits threatened or filed against us;

●	recruitment or departure of key personnel;

●	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events; and

●	the expiration of contractual lock-up or market standoff agreements.

A possible “short squeeze” due to a sudden increase in demand of our common stock that largely exceeds supply may lead to price volatility in our common stock.

Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase in the open market, investors with short exposure may have to pay a premium to repurchase our common stock for delivery to lenders of our common stock. Those repurchases may in turn, dramatically increase the price of our common stock until investors with short exposure are able to purchase additional common stock to cover their short position. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in our common stock that are not directly correlated to the performance or prospects of our common stock and once investors purchase the shares of common stock necessary to cover their short position the price of our common stock may decline.

We may be subject to securities litigation, which is expensive and could divert our management’s attention.

The market price of our shares may be volatile, and in the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

See Item 1. “Business,” in addition to the “Facilities” disclosure below.

Facilities

We maintain nominal corporate headquarters at 2125 Biscayne Blvd, Suite 253 Miami, Florida 33137 Miami, Florida, where we lease office space. We believe that our corporate space is adequate for our immediate needs and that we will be able to obtain additional or substitute space, as needed, on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of our business. We are not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on our business or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the Nasdaq Stock Market LLC under the symbol “LUXH”.

As of March 21, 2023, there were 21 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” through banks, brokers and others for the benefit of beneficial owners who may vote the shares.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital and surplus requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant. Our ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt, or preferred equity securities of us or our subsidiaries.

Unregistered Sales of Equity Securities

Sales of unregistered securities during the year ended December 31, 2022 included:

Investor Financings

For a discussion of our Investor Financings, refer to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing Activities,” which is incorporated by reference into this Item 5.

Independent Director Issuances

In August 2022, we issued 13,500 shares of our common stock to each of our independent outside directors as part of their annual compensation for serving on our board of directors.

Vendor Issuances

In connection with advisory and investment communications services, in December 2022, we issued to (a) Acorn Management Partners (“Acorn”) 87,000 shares of or our common stock and (b) Force Family Office LLC (“Force”) 87,000 shares of common stock.

David Gurfein Transition

In November 2022, in connection with the transition of David Gurfein, our then President and Chief Operating Office from such positions to the position of Senior Executive Advisor, all options to purchase our common stock he then owned were terminated, and he was granted non-incentive five-year options under the Company’s existing performance equity plan to purchase up to an aggregate of 250,000 shares of our common stock at an exercise price of $1.40 per share, which options vest and become exercisable in four equal annual installments, with the first installment vesting on the effective date of the transition.

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

Use of Proceeds from Registered Securities

The registration statement on Form S-1 (File No. 333-262114) (the “Registration Statement”) related to our IPO registered shares of 3,375,000 shares of the Company’s common stock, par value $0.00001 per share (the “Shares”). The Shares were sold at a price of $4.00 per share, generating gross proceeds to the Company of $13,500,000. The Registration Statement was declared effective by the SEC on August 11, 2022. The IPO was completed on August 16, 2022. Maxim Group LLC acted as lead book-running manager and Joseph Gunnar & Co LLC acted as co-joint book running manager for the IPO.

The gross proceeds that we received from the IPO totaled $13,500,000. We incurred a total of approximately $3.3 million of transaction costs, which included underwriting discounts of approximately $1.1 million. Except as described herein, all of the expenses were direct or indirect payments to persons other than: (i) our directors, officers or any of their associates; (ii) persons owning ten percent (10%) or more of our common stock; or (iii) our affiliates. The net proceeds from the IPO were used: (i) to fund letters of credit on refundable security deposits for properties to grow our accommodations units portfolios, (ii) to repay certain of our related-party indebtedness, (iii) to pay transaction completion bonuses to two executive officers, (iv) to pay each of its four independent directors their first annual director’s fee of $72,000 and (iv) for working capital and other general corporate purposes, including the leasing of additional accommodation units, developing our LuxUrban brand and the servicing of our existing and future indebtedness.

ITEM 6.	[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the section entitled “Selected Consolidated Financial Data” and our consolidated financial statements and the related notes included elsewhere in this annual report on SEC Form 10-K (“Annual Report”). This discussion contains forward-looking statements that involve risks and uncertainties about our business and operations. Our actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we describe under “Risk Factors” and elsewhere in this Annual Report. See “Special Note on Forward-Looking Statements.” Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We utilize an asset light business model to lease entire hotels on a long-term basis and rent out hotel rooms in the properties we lease. We currently manage a portfolio of hotel rooms in New York, Washington D.C., Miami Beach, New Orleans and Los Angeles. With recent hotel rooms becoming available, as of the date of this filing, we have approximately 1,200 hotel rooms available for rent. We believe the pandemic created, and current economic conditions present, a historic opportunity for us to lease dislocated and underutilized hotels at favorable economics for our company.

In late 2021, we commenced the process of winding down our legacy business of leasing and re-leasing multifamily residential units, as we pivoted toward our new strategy of leasing hotels. Our transition has been substantially completed, although we continue to lease a total of approximately 9 multifamily residential units in Denver that we are in the process of exiting.

We have plans to expand both domestically and internationally. At this time, London is the next city targeted for expansion.

We strive to improve operational efficiencies by leveraging proprietary technology to identify, lease, manage, and market globally the hotel space we lease to business and vacation travelers through our online portal and third-party sales and distribution channels. Our top ten sales channels represented over 90% of revenue during the year ended December 31, 2022.

Business

We are building a portfolio of hotels that provide short-term accommodations for guests at average nightly and occupancy rates that exceed our total cost and expenses. We are growing this portfolio by capitalizing on the dislocation in the hotel industry created by the pandemic and subsequent rising interest rate environment. We target business and vacation travelers under our consumer brand LuxUrban and we market our hotel properties through our proprietary sales portal as well as several worldwide online travel agency (“OTA”) channels.

We believe that as a result of pandemic-induced hotel closures, changing financial requirements for hotel owners, as well as a significantly higher interest rate and refinancing environment, LuxUrban has a multi-year pipeline of potential properties to lease at favorable economics to our Company.

Many of the hotels that we lease have been hotels that were shuttered or underutilized as a result of the global pandemic. Other properties that we lease were either poorly managed properties where the landlord was looking for a more stable tenant, or a refinancing opportunity where LuxUrban provided a landlord a more desirable lender-friendly, long-term lease agreement.

Based on the market dislocation mentioned above, we believe our pipeline of high-quality opportunities will provide multiple leasing opportunities in upcoming years. Currently, we are focused on turnkey properties that require limited amounts of incremental capital to make the property guest-ready. We expect over time that we may need to invest additional capital as the best opportunities in our pipeline become leased. Even if we need to increase the capital we invest to make ready a property, we believe there are many attractive opportunities for properties where the economics will still be favorable based on the above mentioned market dislocation. In addition, we may be able to obtain greater concessions from landlords as a result of the capital required.

Property Summary

We enter into triple net leases in which we are responsible for all of the costs on the property outside of exterior structural maintenance. As of December 31, 2022, we leased 10 properties with 839 units available for rent. Our portfolio of properties as of December 31, 2022, was as follows:

Property	# of Units	Property Type	Lease Term	Lease Remaining at 12/31/22 (years)	Extension Option (remaining at 12/31/22)		Annual Escalation	Date Commenced	Security Deposit or Letter of Credit
1200 O: 1200 Ocean Dr Miami Beach, FL 33139	24	Entire building, licensed for hotel like Rentals	10-year	4.0	None		3%	12/31/2016	$250,000

Blakely: 136 W 55th St, New York, NY 10105 (1)	118	Licensed hotel	15-year	13.8	10-year		3%	11/1/2021	$1,000,000

Herald: 71 W 35th St, New York, NY 10001	168	Licensed hotel	15-year	14.4	None		3%	6/2/2022	$1,500,000

Variety: 1700 Alton Rd Miami Beach, FL 33139	68	Licensed hotel	5.5-year	3.8	None		3%	3/26/2021	$550,000

Impala / Flora: 1228 Collins Ave, Miami Beach, FL 33139	48	Licensed hotel	5-year	3.8	10-year		3%	10/1/2021	$515,000

Astor: 956 Washington Ave, Miami Beach, FL 33139	42	Licensed hotel	5-year	4.3	5-year		4%	4/15//2022	$350,000

Georgetown: 1000 29th St NW, Washington, DC 20007	79	Licensed hotel	10-year	9.6	10-year		3%	8/1/2022	$500,000

Lafayette: 600 St Charles Ave, New Orleans, LA 70130	60	Licensed hotel	19.4-year	19.3	None		2%	11/1/2022	$300,000

Woodley: 2869 28th Street Northwest, Washington, DC 20008	16	Licensed hotel	10-year	9.7	10-year		2.5%	9/1/2022	$50,000

Washington: 8 Albany Street, New York, NY 10006	217	Licensed hotel	15.2-year	14.9	None		2%	9/20/2022	$5,500,000

			Weighted Avg.	Weighted Avg.	Weighted Avg.	(3)	Weighted Avg.
Subtotal Operating Units as of 12/31/2022(2)	840		12.8	12.0	15.3		2.7%		$10,515,000
Other Deposits on Units not operating as of 12/31/2022									$1,830,675
Less: Blakely letter of credit									$(1,000,000)
Total Deposits (current deposits $112,290, non-current $11,233,385)									$11,345,675

(1)	Recorded as restricted cash as posted by a letter of credit.
(2)	Averages are weighted by unit count.
(3)	The average remaining term on our properties, as of December 31, 2022, was 12 years, and inclusive of extension options was 15.3 years.

Our Business Strategy

When we lease properties, we typically do so with either a refundable security deposit, refundable letter of credit or both. In most cases we get a period of “free rent” in which we make ready the property. Make ready could include but is not limited to: minor repairs or property updates, hiring appropriate property level staff, getting utilities / Wi-Fi / cable installed, or listing the property on the OTA channels we utilize.

We lease entire properties, which could include food service, gyms, or store fronts. We do and plan to in most cases, sublease the food service or store fronts to generate additional income. We believe these items are non-core to our operations.

Our average deposits / letter of credit by city as of December 31, 2022, were as follows:

Location	Miami Beach	New York	NOLA	DC	Total
Units	182	502	60	95	839
Deposit / LC	$1,635,000	$8,000,000	$300,000	$850,000	$10,785,000
Per Unit	$8,984	$15,936	$5,000	$8,947	$12,855

Revenue Management

We use our proprietary data science and algorithms to manage revenue and create dynamic pricing for our accommodation units. Pricing changes can occur multiple times a day based on revenue momentum or lack thereof. We utilize our technology to both maximize occupancy rates through attractive pricing and increase cash flow in advance of potential guest stays. We initially developed and further improved our revenue management algorithms in our legacy apartment rental business and have now applied it to our hotel operations.

Property Operations

When we lease a new property, we typically streamline operations versus how its operations were managed by the prior operator that includes, but is not limited to:

●	Reduction of staffing. Over time and as a result of technology changes, legacy properties we lease typically have staffing at levels higher than we typically operate our properties. In addition, we eliminate staffing for areas we do not plan to operate or operate initially, including restaurants, bars, and workout facilities.

●	Hiring quality general manager (or GM). We believe that our operational success is partially related to empowered on the ground employees to make decisions and solve guest concerns. This begins with a quality and experienced GM with a background in hospitality.

●	Continual cost benefit analysis. Our lead operational staff have been trained to continuously calculate cost benefit in our operations. Specifically, we are constantly reviewing the return on requested investment capital and the related payback. We do this both at the corporate level as well as the operational level. For example, during lower periods of occupancy we may delay certain maintenance items as during these periods we can remove these units from inventory for a more prolonged period without experiencing any impact to revenues.

Unit Economics

We believe we have one of the lowest per night property-level break-even costs in our markets as a result of leasing our properties at a generational low point. We estimate that the property-level break-even rate for revenue per available room (or RevPAR) for our portfolio as of December 31, 2022, was between $135 to $145 a night. We believe RevPAR provides an informative reflection of our business as it combines ADRs (average daily rates) along with occupancy rates. RevPAR for the full year 2022 was $247, well above the property-level break-even level.

The following table shows historical occupancy and RevPAR at our leased properties:

Year	Occupancy	RevPAR
2018	86%	$160
2019	84%	$157
2020	61%	$103
2021	72%	$122
2022	77%	$247

As discussed elsewhere in this Annual Report on Form 10-K, prior to beginning our business transition, historically our business involved the leasing of units of multifamily properties. In late 2021, we began to transition our business to focus on leasing hotel properties in commercially-zoned areas, and we have substantially completed this transition as of the date of the this Annual Report. As a result, we believe that our historical financial and operating results, including operating metrics such as occupancy and RevPAR, are not indicative of our future operations and are not comparable to our current strategy. However, we believe that the above table is useful in illustrating the higher RevPAR and improved results that we believe that we will achieve as a result of our transition in business strategy

Regulations Governing Short-Term Rentals

We launched our New York City operations in late 2019. Cities, such as New York City, have been diligent in the implementation and enforcement of short-stay rental regulations to ensure the safety of its communities and housing availability and affordability. Typically these regulations prohibit rentals having durations of less than 30 days. As the COVID-19 global pandemic, and related travel restrictions and shutdowns, emerged, New York City implemented unprecedented eviction moratoriums. As a result of our operations and the pandemic, we historically experienced violations of short-term rental regulations in some of our units located in residentially zoned areas, including those caused by subtenants who illegally occupy some of our units beyond their rental term (i.e., “squatters”), and, in some cases, illegally “sublet” our units to others. In these circumstances, we took legal measures to reclaim our units, including filing lawsuits seeking orders of removal, and notifying the applicable authorities. Given existing state and local government policy, as well as pandemic-affected resource limitations within the courts, we received limited relief. As part of our going-forward strategy, we have divested ourselves of all leases of residentially zoned properties and only operate properties that are not subject to these short-stay regulations. In conjunction with this divestiture, we have worked with New York City’s DOB and OSE to settle any past short-term stay violations, with any settlement expected by management to be nonmaterial.

As our business has grown, we have implemented additional measures to avoid or minimize the incurrence of such violations in all of our operating cities. These measures include our strategy to build our growing portfolio of accommodation units with the leasing of long-term leases for hotels that are commercially zoned and not subject to the regulations applicable to residentially zoned areas. We also continuously refine our booking platforms and related software and data to properly identity each type of unit being marketed on our platforms and to systematically prohibit rental lengths that do not comply with existing regulations in the municipalities in which such units are located.

Given the complexity of short-stay regulations in the cities in which we operate, we generally wound-down the majority of our residential area-located apartment inventory by the end of 2022 as part of the transition of our business strategy. As of December 31, 2022, our accommodation units portfolio is comprised of over 95% hotel units that are not subject to short-stay length regulations or contractual provisions and the balance apartment units that are subject to such restrictions. Our portfolio growth strategy involves adding exclusively commercially zoned properties that are not subject to short-stay length regulations and divesting our remaining lease for residential area properties. As a result, the need to comply with local or contractual short-stay length regulations or requirements, and the costs related thereto, have become increasingly less important to our operations.

Results of Operations

	For The Years Ended
	December 31,
	2022	2021	% ∆ YoY
Net Rental Revenue	$43,825,424	$21,379,913	105%
Rent Expense	10,340,188	10,037,659
Non-Cash Rent Expense Amortization	1,894,731	325,114
Other Expenses	19,215,156	8,906,380
Total Cost of Revenue	31,450,075	19,269,153	63%
Gross Profit	12,375,349	2,110,760	486%

General and Administrative Expenses	6,794,111	2,844,637
Non-Cash Stock Compensation Expense	2,547,536	-
Non-Cash Write-Off of Net Right-of-Use Assets Associated with Apartment Rental Exit	2,385,995	-
Cash Costs Associated with Apartment Rental Exit	4,103,898	-
Total Operating Expenses	15,831,540	2,844,637	457%
Loss from Operations	(3,456,191)	(733,877)	371%
Other Income (Expense)
Other Income	1,584,105	127,058
Cash Interest and Financing Costs	(5,483,891)	(1,626,565)
Non-Cash Financing Costs	(2,034,376)	-
Total Other Expense	(5,934,162)	(1,499,507)	296%
Loss Before Provision for Income Taxes	(9,390,353)	(2,233,384)	320%
Provision for Income Taxes	-	-	NA
Net Loss	$(9,390,353)	$(2,233,384)	320%

Year Ended December 31, 2022 as compared to Year Ended December 31, 2021

Net Rental Revenue

The increase in net rental revenue of 105% for the year ended December 31, 2022 to $43.8 million as compared to $21.4 million for the year ended December 31, 2021 was a result of the increase in average units available to rent from 473 for the twelve months ended December 31, 2021 to 487 for the twelve months ended December 31, 2022 as well as better RevPAR, or revenue per available room, over this period. RevPAR includes both average daily rate, or ADR, and occupancy.

Cost of Revenue

For the year ended December 31, 2022, the principal component responsible for the increase in our cost of revenue was other expenses for our units available to rent, which increased by $10.3 million, or 116%, from $8.9 million in the year ended December 31, 2021, to $19.2 million in the year ended December 31, 2022, as a result of related increases in property related costs primarily associated to a shift in hotels versus apartments such as utilities, labor, cable / WIFI costs and cost related to greater revenues such as credit card processing fees and commissions.

Gross Profit

The increase in our gross profit of $10.3 million to $12.4 million, or approximately 486% for the year ended December 31, 2022, as compared to $2.1 million for the year ended December 31, 2021 is primarily attributable to better RevPAR as well as the impact of Covid-19 during 2021.

Total Operating Expenses

Total operating expenses incurred for the year ended December 31, 2022 increased by approximately $13.0 million from the year ended December 31, 2021. Of this increase, general and administrative expenses increased 139% to $6.8 million as compared to $2.8 million for the year ended December 31, 2021. This increase is primarily related to an increase in payroll, legal and accounting, software costs and supplies in the year ended December 31, 2022, as compared to the year ended December 31, 2021. Costs included in the year ended December 31, 2022, that were not included in the year ended December 31, 2021, included non-cash stock compensation expense of $2.5 million, non-cash lease extinguishment costs for apartment rentals business of $2.4 million and cash costs associated with the exit of apartment rental business of $4.1 million.

Other Income (Expense)

Total other expense for the year ended December 31, 2022 was $5.9 million as compared to $1.5 million for the year ended December 31, 2021. These expenses are due to (a) interest and financing costs related to borrowings for working capital that increased from $1.6 million during the year ended December 31, 2021 to approximately $5.5 million during the year ended December 31, 2022, (b) increase in other income from $0.1 million during the year ended December 31, 2021 to approximately $1.6 million during the year ended December 31, 2022, and (c) non-cash financing costs for included in the year ended December 31, 2022, and not included in the year ended December 31, 2021, for warrant expense, debt discount amortization and loss on extinguishment of debt associated with the debt restructuring previously announced on December 20, 2022.

Liquidity and Capital Resources

The following table provides information about our liquidity and capital resources as of December 31, 2022 and December 31, 2021:

	As of December 31,	As of December 31,
	2022	2021
Cash and Cash Equivalents	$1,076,402	$6,998
Other Current Assets	$10,471,192	$1,272,428
Total Current Assets	$11,547,594	$1,279,426
Total Current Liabilities	$25,439,614	$9,519,725
Working Capital (Deficit)	$(13,892,020)	$(8,240,299)

As of December 31, 2022, our cash and cash equivalents balance was $1,076,402 as compared to $6,998 at December 31, 2021, and total current assets were $11,547,594 at December 31, 2022, as compared to $1,279,426 at December 31, 2021.

As of December 31, 2022, our company had total current liabilities of $25,439,614 as compared to $9,519,725 at December 31, 2021. Total current liabilities at December 31, 2022 consisted of accounts payable and accrued expenses of $6,252,491 as compared to $4,209,366 at December 31, 2021, rents received in advance of $2,566,504 at December 31, 2022, as compared to $1,819,943 at December 31, 2021, short term business loans of $2,003,015 at December 31, 2022, as compared to $1,386,008 at December 31, 2021, loans payable of $10,324,519 at December 31, 2022, as compared to $2,104,408 at December 31, 2021 and operating lease liability of $4,293,085 at December 31, 2022, compared to a zero balance at December 31, 2021 as a result of the adoption of the ASC 842.

As of December 31, 2022, our company had a working capital deficit of $13,892,020 as compared to $8,240,299 at December 31, 2021. The decrease in working capital of $5,651,726 was primarily attributed to increase in accounts payable and accrued expenses of $2.0 million, rents received in advance of $0.7 million, short term business financing of $0.6 million, current loans payable of $8.2 million and current operating lease liability of $4.3 million partially offset by and increase in cash and cash equivalents of $1.1 million, treasury bills of $2.7 million, processor retained funds of $6.7 million and prepaid expenses of $0.8 million.

Excluding the current portion of leases payable our working capital deficit was $9,598,935.

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

Historically, we have operated as a private, closely held company, with our operating capital requirements funded by a combination of related party loans, cash flows from operations, and third-party higher interest receivables financing (short term business loans primarily for offsetting processor retained funds). For the year ended December 31, 2021, we incurred a net loss of $2,233,384. For the year ended December 31, 2022, we incurred a net loss of $9,390,353. Components of the 2021 loss included what we believe are non-ordinary course expenses arising from cancelations due to the COVID-19 pandemic. Components of the 2022 loss included what we believe are non-ordinary course expenses such as the exit of the apartment rental business as well as cost related to financing.

We record cash collected prior to stays as “rents received in advance” on our balance sheet as a liability. These collections are then recognized as revenue when guests stay at our properties. In the event that there is a refund in accordance with our refund policy, revenue is not recognized. During the year ended December 31, 2022, we incurred exit costs associated to apartment units of $6.5 million which included related guest relocation costs of $1.2 million, other cash costs of $2.9 million which included lease termination costs and related personnel costs and non-cash lease exit costs of $2.4 million.

We expect that cash on hand, cash flow from operations and cash available from our Investor Financings, after giving effect to extensions and refinancings that we have and expect to negotiate in 2023, will be sufficient to fund our operations during the next 12 months from the date of this Annual Report and beyond.

Inflation

Historically, inflation has not had a material effect on our results of operations. However, significant increases in inflation, particularly those related to wages and increases in interest rates could have an adverse impact on our business, financial condition and results of operations.

Financing Activities

Since formation we have funded our operations and growth through capital contributions and loans from affiliates of our company, third-party investor financings, and our IPO. At December 31, 2022, we had short term business financing indebtedness of $2,003,015, short term loans payable of $10,324,519, and long-term loans payable of $4,189,193. The proceeds from these third-party investor financings have been or will be used to fund letter-of-credit based security deposits for our newly leased properties.

The below table summarizes our outstanding third-party investor financings as of December 31, 2022:

Original Issuance/Borrowing Date	Maturity Date	Original Principal Amount	Amount Outstanding at December 31, 2022
“Greenle Alpha” or “First Investor Financing” (1)
5/27/2022	5/27/2023	$1,555,000.00	$1,604,041.67
9/19/2022	9/19/2023	$1,770,000.00	$1,798,991.67
“Greenle Beta” “Series C” or “Second Investor Financing” (2)
9/30/2022	9/30/2023	$1,408,750.00	$1,426,750.69
10/23/2022	10/23/2023	$1,466,250.00	$1,480,708.85
“Series D” or “Third Investor Financing” (3)
11/23/2022	5/27/2023	$2,242,500.00	$2,253,712.50
11/23/2022	5/27/2023	$632,500.00	$635,662.50

	Totals	$9,075,000.00	$9,199,867.89	(4)(5)

(1)	On May 27, 2022, June 30, 2022 and September 19, 2022, we issued an aggregate of $5,750,000 principal amount of 15% original issue discount notes to Greenle Partners LLC Series Alpha P.S. (“Greenle Alpha”) These notes bear interest at 5% per annum with all accrued interest payable at maturity. In conjunction with these issuances, we have issued five-year warrants to purchase an aggregate of 1,437,500 shares of our common stock at a per share exercise price of $2.00. For services rendered in arranging this financing, we paid Maxim Group LLC (“Maxim”), the lead-book-running manager of our IPO, aggregate agency fees of $256,000 and issued Maxim five-year warrants to purchase an aggregate of 32,000 shares of our common stock at a per-share exercise price of $4.40 per share.
(2)	On September 30, 2022 and October 23, 2022, we issued an aggregate of $2,875,000 principal amount of 15% original issue discount notes to Greenle Alpha. The notes are convertible into shares of our common stock at a price of $2.00 per share. In conjunction with these issuances, we have issued five-year warrants to purchase an aggregate of 1,437,501 shares of common stock at a per share exercise price of $2.00.
(3)	On November 23, 2022, we entered into a loan agreement evidenced by a promissory note with Greenle Alpha and Greenle Partners LLC Series Beta P.S. (together with Greenle Alpha, “Greenle”) pursuant to which we issued an aggregate of $2,875,000 principal amount of 15% original issue discount notes to Greenle.
(4)	In conjunction with these three financings, we have also issued to Greenle an aggregate of 2,156,251 warrants to purchase shares of our common stock at $2.00 per share, exercisable for five years from the date of issuance. In addition, we granted revenue participation rights providing Greenle with an aggregate share, typically 5% to 10% in the first five years of the relevant lease, and 1% thereafter, of the quarterly revenues generated by properties for which the subject note net proceeds were used to pay deposits or letters of credit, during the initial term of the subject lease relating to such property (including any prescribed extensions thereof).
(5)	The totals shown give effect to Greenle’s conversion of $3,000,000 aggregate principal amount of our 15% original discount notes into 1,000,000 shares of our common stock in December 2022 pursuant to a separately-negotiated extension and conversion agreement. Pursuant to this agreement, we shall issue to Greenle a number of credits under our existing revenue share agreements which equal to fifteen percent (15%) of the principal amount of the Extension Notes so converted. Furthermore, Mr. Ferdinand agreed to personally and individually pay Greenle, without cost to the Company, any shortfall below $3,000,000 in the aggregate amount Greenle realizes in public or private sales of the shares issued in connection with the conversion and the $3 million purchase price. As part of this agreement Mr. Ferdinand transfered 874,474 Shares in January of 2023. After this transfer, Mr. Ferdinand has no other obligations under this agreement.

Affiliate Financings

In May 2022, SuperLuxMia LLC, an entity controlled by our founder, chairman and chief executive officer, Brian Ferdinand, provided $661,000 in financing to our company for general operating expenses relating to the launch of our Marriott Herald Square property. This loan is evidenced by an unsecured, 24-month note, bearing interest at 6% per annum, with interest payable at maturity. We may prepay this note at any time without prepayment penalty, subject to the terms of our other existing debt.

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

In November 2021, we issued a promissory note (the “November 2021 Note”) to EBOL Holdings LLC, an entity controlled by a holder of more than 5% of our common stock, in the principal amount of $500,000. As part of the note purchase we also issued the investor warrants to purchase 125,000 shares of our common stock at an exercise price of $4.20 per share. The November 2021 Note had a maturity date of May 15, 2023. At the closing of our IPO, $200,000 of the November 2021 Note was repaid, with $238,000 unpaid principal (and accrued interest thereon) remaining outstanding at December 31, 2022.

Cash Flows from Operating Activities

During the year ended December 31, 2022, we incurred a net loss of $9,390,353 that was increased by a net decrease in operating assets and liabilities of $17,573,415, and was reduced by $9,192,775 of non-cash charges and expenses and reduced by other items totalling $181,019 for a total of $18,289,771 in net cash used by operating activities. During the year ended December 31, 2021, we incurred a net loss of $2,233,384 that was increased by a net increase in operating assets and liabilities of $433,971 for a total of $2,667,355 in net cash used by operating activities.

Cash Flow from Financing Activities

During the year ended December 31, 2021, net cash provided in financing activities of $3,785,341 included net proceeds from loans and short term business loans of $4,970,338, reduced by distributions, net of contributions, totaling $1,184,997. During the year ended December 31, 2022, net cash provided by financing activities of $22,212,304 included loans proceeds and short term business loans of $11,241,802, and IPO related items of $10,970,502.

Cash Flow from Investing Activities

During the year ended December 31, 2021, cash used for the purchase of property and equipment totaled $11,500. For the year ended December 31, 2022, cash used for the purchase of property and equipment totaled $194,300 and cash used for the purchase of Treasury Bills was $2,658,829.

Subsequent Events

Exchange Agreement

On February 17, 2023, we entered into an exchange agreement (“Exchange Agreement”) with Greenle pursuant to which $2,079,686 principal amount of (and interest and prepayment premium relating thereto) was exchanged for a convertible 15% original issue discount note (“Exchange Note”) having a maturity date of August 17, 2023. The Exchange Note is substantially identical to our existing convertible notes previously issued to Greenle in the transactions described above; provided, however that the Exchange Note required us to prepay $806,250 of the principal amount thereunder on or prior to March 1, 2023 (which payment was made as and when required). Further, the Exchange Note is convertible into shares of our common stock at a conversion price of $3.00 per share (while our other outstanding convertible notes are convertible at $2.00 per share). Our obligations under the Exchange Note, together with all of our other outstanding notes describe above, are secured under the terms of our amended and restated security agreement with Greenle, which was entered into in November 2022.

Revenue Share Exchange

On February 13, 2023, we entered into an amended Revenue Share Agreement (“RSA”) with Greenle, pursuant to which we issued to Greenle an aggregate of 2,457,002 shares of our common stock in exchange for the termination of our existing obligations to pay to Greenle an aggregate of $5 million for the last quarter of 2022 and all quarters in 2023 under revenue share rights previously granted to Greenle by us with respect to certain of our properties. The common stock was issued at an effective price of $2.035 per share, which was equal to 110% of the last sale market price reported by Nasdaq on February 10, 2023 (the last trading day prior to the date of execution of the RSA). As a result of this exchange, our available growth capital increased by $5 million through the elimination and conversion of such payment obligations.

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

Material Cash Requirements

As of December 31, 2022, we had the following material cash requirements related to commitments or contractual obligations (in thousands):

	Payments Due by Period
	Total	1 Year	2 – 3 Years	4 – 5 Years	More than 5 Years
Loans payable	$14,806	$13,211	$840	$33	$722
Operating Lease Obligations(1)	144,923	12,609	25,627	21,824	84,863
Total	$159,729	$25,820	$26,467	$21,857	$85,585

(1)	Operating lease obligations primarily represent the initial contracted term for leases of our revenue generating apartment and hotel units, not including any future optional renewal periods.

Third-Party Payment Processors

We utilize third-party payment processors to process guest transactions via credit card. Over 95% of our reservations are processed through credit card transactions in which we pay a processing fee. As noted in our financial statements, we maintain cash under “Processor retained funds” on our balance sheet as of December 31, 2022. These reserved funds are cash reserves held back by our processors to offset chargebacks and refunds due to guests. These reserves are intended to provide protection for both our guests and credit card processor with respect to cancellations and refunds. As part of our growth strategy, the large majority of our accommodation units are now rented on a nonrefundable basis, in order to minimize cancellation and refund exposures.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in this Annual Report, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue Recognition

Our revenue is derived primarily from the rental of units to our guests. We recognize revenue when obligations under the terms of a contract are satisfied and control over the promised services is transferred to the guest. For the majority of sales, this occurs when the guest occupies the unit for the agreed upon length of time and receives any services that may be included with their stay. Revenue is measured as the amount of consideration we expect to receive in exchange for the promised goods and services.

Current and future reservations for most of our accommodation units require prepayment upfront. A majority of our reservations require full prepayment at the time the reservation is placed, with the remaining charged at check-in. Payments are processed through third-party credit card processors and marketing and reservation channels. We typically offer both a refundable and nonrefundable rates on each accommodation unit, with approximate 50 - 60% of bookings, on average, choosing the nonrefundable rate. As we are required to only reserve 10% of prepayments under our third-party processor agreements, nonrefundable booking prepayments provide us with operating cash flow. Any advanced reservation, irrespective of when charged, is taken as revenue in the period in which the stay happens, if in a future period is reflected in deferred revenue, and if cancelled is not ultimately realized as revenue.

Refunds are treated as a reduction of our net revenue and are taken in the period during which the cancelation or refund occurred. We have multiple refund policies in place across different sales channels, which vary by price. Some require a deposit at the time of booking, which would be forfeited in part or whole in the event of cancelation through varying periods of time prior to check-in. Some of our policies require full prepayment at time of booking (but allow for a full refund if booking is cancelled within required parameters). Some of our bookings are on nonrefundable basis, in which cancellations results in forfeiture of entire amount. In connection with some of our bookings, the third party sales channel handles payments, cancelations, and the refunds to guests. As of the second half of 2022, we have moved most of our larger units offerings to non-refundable cancelation policies.

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

Payment received for the future use of a rental unit is recognized as a liability and reported as rents received in advance on the balance sheets. Rents received in advance are recognized as revenue after the rental unit is occupied by the customer for the agreed upon length of time. The rents received in advance balance as of December 31, 2021 and December 31, 2022, was $1,819,943 and $2,566,504 respectively, and is expected to be recognized as revenue within a one-year period.

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

Deferred Rent

We entered into several operating lease agreements, some of which contain provisions for future rent increases. In accordance with GAAP, we record monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is reflected as a separate line in long-term liabilities in the accompanying consolidated balance sheets. We adopted Topic 842 effective January 1, 2022. Upon adoption, we recorded a cumulative effect change in accounting principal of $414,373 related to unamortized deferred rent. As of December 31, 2022, we recorded a net Operation Lease Right-Of-Use Asset of $83,325,075 and a net current Operating Lease Liability of $4,293,085 as well as a net noncurrent Operating Lease Liability of $81,626,338 as a result of Topic 842.

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

In January 2022, our company converted into a C corporation. As we have realized a net loss for the year ended December 31, 2022, and as such we have not made a provision for income taxes in our financial statements for the period ending December 31, 2022.

Sales Tax

The majority of sales tax is collected from customers by our third-party sales channels and remitted to governmental authorities by these third-party sales channels. For any sales tax that is our responsibility to remit, we record the amounts collected as a current liability and relieves such liability upon remittance to the taxing authority.

Paycheck Protection Program Loan (“PPP”)

As disclosed in the Notes to our financial statements, we have chosen to account for the loan under FASB ASC 470, Debt. Repayment amounts due within one year are recorded as current liabilities, and the remaining amounts due in more than one year, if any, as long-term liabilities. In accordance with ASC 835, Interest, no imputed interest is recorded as the below market interest rate applied to this loan is governmentally prescribed. If we are successful in receiving forgiveness for those portions of the loan used for qualifying expenses, those amounts will be recorded as a gain upon extinguishment as noted in ASC 405, Liabilities.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements appear beginning on page F-1 of this Annual Report. See Item 15 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our accountants on accounting and financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, prior to filing this Annual Report on Form 10-K. Based on this evaluation, and as a result of the material weakness in our internal control over financial reporting described above in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Control Over Financial Reporting,” our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2022 as a result of the material weakness described above.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

(c)	Changes in Internal Control Over Financial Reporting

We continue to execute on our plan to remedy the material weakness, as described above in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Control Over Financial Reporting,” including (i) initiating a full internal review and evaluation of key processes, procedures and documentation and related control procedures, and the subsequent testing of those controls and (ii) implementing policies and procedures focusing on enhancing the review and approval of all relevant data to support our assumptions and judgments in non-routine and complex transactions appropriately and timely and documenting such review and approval. We are early in the process of this remediation. We also have made organizational changes and trained our employees in order to strengthen and improve our internal controls over financial reporting.

Management believes that these measures will remediate the identified material weakness. While we have completed our initial testing of these new controls and have concluded they are in place and operating as designed, we are monitoring their ongoing effectiveness, and will consider the material weakness remediated after the applicable remedial controls operate effectively for an additional period of time.

Except as otherwise stated above, there was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d)	Inherent Limitations on Effectiveness of Controls

(e)	Internal Control over Financial Reporting

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

Prior to our IPO consummated on August 11, 2022, we operated as a private, closely held company that was funded by our principals with no third-party investment. As a private company we did not undertake annual audits of our financial statements in the ordinary course, and have not been subject to the rules and regulations that now apply to us following our IPO, including those relating to internal controls and periodic reporting. In connection with our recent audits of our financial statements, we have identified material weaknesses in our internal control over financial reporting with respect to our periodic and annual financial close processes. As historically constituted, our human resources, processes and systems did not enable us to produce accurate financial statements on a timely basis. While we deem this type of material weakness typical in a closely held, private company, in preparation of becoming a public company, we commenced a remediation plan which has included the hiring of additional, qualified financial and accounting personnel, and engagement of specialized external resources, including the outsourcing of a portion of our accounting department functions to a qualified accounting firm. We also have formed an audit committee of independent directors in connection with our IPO. As part of our remediation plan, we also are in the process of adopting other entity-level controls, which includes properly segregating duties among appropriate personnel, education and training of applicable management and financial personnel, and improvements in the process and system used to monitor and track the effectiveness of underlying business process controls. Full implementation of this plan will require time and the devotion of material resources.

We also determined that certain state and local tax payments for short-term stays below prescribed tax regulation cutoffs had not been properly collected and applied, either directly by us or the platforms through which customers reservation and payments are made. As part of our remediation plan described above, we are working with state and local tax authorities to pay all applicable taxes, penalties, and interest. We have reserved amounts to cover such payments on our financial statements for the years ended December 31, 2021 and December 31, 2022. We estimate that total payment obligations for these amounts will approximate $230,000. To properly scale our business in a compliant manner, we have implemented a leading tax compliance, filing, and reporting platform into our operations. As a result of these efforts, all tax collection is automated across the entire scope of our operations and portfolios and reviewed by our management.

In designing and evaluating disclosure controls and procedures, our management recognizes that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the desired control objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and our principal financial officer have concluded, based on their evaluation as of the end of the period covered by this Annual Report, that our disclosure controls and procedures were not effective to provide reasonable assurance that the objectives of our disclosure control system were met.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be set forth herein will be included in the Company’s definitive proxy statement for its 2023 annual stockholders’ meeting to be filed with the SEC within 120 days after the end of the registrant’s fiscal year ended December 31, 2022 (the “Proxy Statement”), which sections are incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required to be set forth herein will be included in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be set forth herein will be included in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be set forth herein will be included in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be set forth herein will be included in the Proxy Statement, which sections are incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report:

2. FINANCIAL STATEMENT SCHEDULES

Schedules are omitted because of the absence of conditions under which they are required, materiality, or because the required information is given in the financial statements or notes thereof.

3. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-262114) filed with the SEC on January 12, 2022).
3.1.1	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
3.1.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-262114) filed with the SEC on January 12, 2022).
3.3	Certificate of Conversion from LLC to “C” corporation (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-262114) filed with the SEC on January 12, 2022).
4.1	Description of Registrant’s Securities.(1)
4.2	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on January 31, 2022).
4.3	October 2021 Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
4.3.1	Addendum to the THA Contingent Warrants (incorporated by reference to Exhibit 4.2.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
4.4	November 2021 Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
4.4.1	Addendum to the EBOL Contingent Warrants (incorporated by reference to Exhibit 4.3.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
4.5	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on January 31, 2022).
4.6	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on January 31, 2022).
4.7	Form of May/June 2022 Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
4.8	Form of 2022 Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2022).
4.9	Representative’s Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2022).
4.10	Form of September 2022 Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).
10.1	2022 Performance Equity Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-262114) filed with the SEC on January 12, 2022).
10.2	Employment Agreement with Brian Ferdinand (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 22, 2022).
10.3	Employment Agreement with Shanoop Kothari (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 22, 2022).
10.4	Employment Agreement with Kevin J. Mikolashek (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 22, 2022).

10.5	Employment Agreement with Karl Rothman (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 22, 2022).
10.6	Employment Agreement with Jimmie Chatmon (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 22, 2022).
10.7	October 2021 Note (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-262114) filed with the SEC on January 12, 2022).
10.7.1	Amendment No. 1 to October 2021 Note (incorporated by reference to Exhibit 10.8.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on January 31, 2022).
10.7.2	Amendment No. 2 to October 2021 Note (incorporated by reference to Exhibit 10.8.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
10.8	November 2021 Note (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-262114) filed with the SEC on January 12, 2022).
10.8.1	Amendment No. 1 to November 2021 Note (incorporated by reference to Exhibit 10.9.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on January 31, 2022).
10.9	Form of Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on January 31, 2022).
10.10	Form of 2022 Insider Bridge Note (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
10.11	Form of 2022 Insider Bridge Warrant (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
10.12	Securities Purchase Agreement, dated May 27, 2022 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
10.13	Amendment No. 1, dated June 30, 2022, to Securities Purchase Agreement, dated May 27, 2022 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
10.14	Securities Purchase Agreement, dated June 30, 2022 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
10.15	Form of May/June 2022 Note (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
10.16	Form of Security and Guaranty Agreement Related to the May/June 2022 Notes (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
10.17	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
10.18	Form of September 2022 Investor Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).
10.19	Form of September 2022 Investor Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).
10.20	Amended and Restated Security and Guaranty Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).
10.21	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).
10.22	Addendum to September 2022 Investor Purchase Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K/A filed with the SEC on October 20, 2022).
10.23	Form of Hotel Management Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2022).(1)
10.24	Form of November 2022 Investor Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2022).†

10.25	Loan Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2022).†
10.26	Amended and Restated Security and Guaranty Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2022).†
10.27	Revenue Share Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2022).†
10.28	Transition Services Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022).
10.29	Note Extension and Conversion Agreement, dated December 20, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2022).
10.30	Restricted Stock Award Agreement (Shanoop Kothari) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2022).
10.31	Revenue Share Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).†
10.32	February 2023 Letter Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2023).
10.33	Amendment No. 1 to the Amended and Restated Security and Guaranty Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2023).
21.1	List of Subsidiaries of the Registrant.(1)
31.1	Certificate of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.2	Certificate of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32.1	Certificate of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
32.2	Certificate of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
Exhibit 101.INS	Inline XBRL Instance Document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed herewith.

†

Certain of the exhibits and schedules to this agreement have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon request.

ITEM 16.	Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUXURBAN HOTELS INC.

Date: March 31, 2023	By:	/s/ Brian L. Ferdinand
Brian L. Ferdinand
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Position	Date

By:	/s/ Brian L. Ferdinand	Brian L. Ferdinand	March 31, 2023
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Shanoop Kothari	Shanoop Kothari	March 31, 2023
President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Karl Rothman	Karl Rothman	March 31, 2023
Chief Accounting Officer (Principal Accounting Officer)

By:	/s/ Jimmie Chatmon	Jimmie Chatmon	March 31, 2023
Chief Operating Officer and Director

By:	/s/ Leonard Toboroff	Leonard Toboroff	March 31, 2023
Director

By:	/s/ David Berg	David Berg	March 31, 2023
Director

By:	/s/ Donald Engel	Donald Engel	March 31, 2023
Director

By:	/s/ Aimee J. Nelson	Aimee J. Nelson	March 31, 2023
Director

By:	/s/ Jeffrey Webb	Jeffrey Webb	March 31, 2023
Director

LUXURBAN HOTELS INC.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
LuxUrban Hotels Inc. and Subsidiaries, formerly known as CorpHousing Group Inc. and Subsidiaries

Miami, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of LuxUrban Hotels Inc. and Subsidiaries, formerly known as CorpHousing Group Inc. and Subsidiaries, (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 3 to the consolidated financial statements, the Company changed its accounting policy related to its recording of leases whereby it is recognizing a right-of-use asset and a lease liability for all lease agreements with a term greater than 12 months. The policy was adopted retrospectively effective January 1, 2022, with the cumulative effect of initially applying the policy recognized as of the date of application. Our opinion is not modified with respect to this matter.

GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditor since 2021.

Jericho, New York

March 31, 2023

LUXURBAN HOTELS INC.

Consolidated Balance Sheets

	December 31,
	2022	2021
ASSETS
Current Assets
Cash and Cash Equivalents	$1,076,402	$6,998
Treasury Bills	2,661,382	-
Processor Retained Funds	6,734,220	56,864
Other Current Assets	963,300	166,667
Deferred Offering Costs	-	771,954
Security Deposits - Current	112,290	276,943
Total Current Assets	$11,547,594	$1,279,426
Other Assets
Furniture and Equipment, Net	197,129	11,500
Restricted Cash	1,100,000	1,100,000
Security Deposits - Noncurrent	11,233,385	1,377,010
Prepaid Expenses and Other Noncurrent Assets	559,838	-
Operating Lease Right-Of-Use Asset, Net	83,325,075	-
Total Other Assets	96,415,427	2,488,510
Total Assets	$107,963,021	$3,767,936
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$6,252,491	$4,209,366
Rents Received in Advance	2,566,504	1,819,943
Short Term Business Financing	1,921,439	1,386,008
Loans Payable - Current	10,406,095	2,104,408
Operating Lease Liability - Current	4,293,085	-
Total Current Liabilities	25,439,614	9,519,725
Long-Term Liabilities
Loans Payable	4,189,193	4,925,449
Deferred Rent	-	536,812
Operating Lease Liability - Noncurrent	81,626,338	-
Total Long-Term Liabilities	85,815,531	5,462,261
Total Liabilities	111,255,145	14,981,986
Commitments and Contingencies
Stockholders’ Deficit
Members’ Deficit	-	(11,214,050)
Common Stock (shares authorized, issued and outstanding - 90,000,000; 27,691,918; 27,691,918; respectively)	276	-
Additional Paid in Capital	17,726,592	-
Accumulated Deficit	(21,018,992)	-
Total Stockholders’ Deficit	(3,292,124)	(11,214,050)
Total Liabilities and Stockholders’ Deficit	$107,963,021	$3,767,936

See accompanying notes to consolidated financial statements.

LUXURBAN HOTELS INC.

Consolidated Statements of Operations

	For The Years Ended
	December 31,
	2022	2021
Net Rental Revenue	$43,825,424	$21,379,913
Rent Expense	10,340,188	10,037,659
Non-Cash Rent Expense Amortization	1,894,731	325,114
Other Expenses	19,215,156	8,906,380
Total Cost of Revenue	31,450,075	19,269,153
Gross Profit	12,375,349	2,110,760

General and Administrative Expenses	6,794,111	2,844,637
Non-Cash Stock Compensation Expense	2,547,536	-
Non-Cash Write-Off of Net Right-of-Use Assets Associated with Apartment Rental Exit	2,385,995	-
Cash Costs Associated with Apartment Rental Exit	4,103,898	-
Total Operating Expenses	15,831,540	2,844,637
Loss from Operations	(3,456,191)	(733,877)
Other Income (Expense)
Other Income	1,584,105	127,058
Cash Interest and Financing Costs	(5,483,891)	(1,626,565)
Non-Cash Financing Costs	(2,034,376)	-
Total Other Expense	(5,934,162)	(1,499,507)
Loss Before Provision for Income Taxes	(9,390,353)	(2,233,384)
Provision for Income Taxes	-	-
Net Loss	$(9,390,353)	$(2,233,384)
Basic and Diluted Loss Per Common Share	$(0.40)	$-
Basic and Diluted Weighted Average Number of Common Shares Outstanding	23,432,870	-

See accompanying notes to consolidated financial statements.

LUXURBAN HOTELS INC.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Year Ended December 31, 2022 and December 31, 2021

	Common Stock		Members’ Deficit	Additional Paid in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance - January 1, 2021 partnership equity	-	$-	$(7,795,669)	$-	$-	$-
Net Loss		-	(2,233,384)	-	-	-
Contributions			72,082
Distributions			(1,257,079)		-
Balance - December 31, 2021 partnership equity	-	$-	$(11,214,050)	$-	$-	$-

Balance - December 31, 2021, partnership deficit, as previously reported	-	$-	$(11,214,050)	$-	$-	$(11,214,050)
Cumulative effect of changes in accounting principle	-	-	(414,373)		-	(414,373)
Conversion to C Corp	21,675,001	216	11,628,423	-	(11,628,639)	-
Net Loss	-	-	-	-	(9,390,353)	(9,390,353)
Conversion of Loans at IPO	1,425,417	14	-	2,830,112	-	2,830,126
Sale of Common Stock (Net of Related Costs)	3,375,000	34	-	10,198,514	-	10,198,548
Warrant Expense Upon Issuance of Warrants	-	-	-	1,850,431	-	1,850,431
Stock Option Expense for Share-Based Compensation	-	-	-	600,037	-	751,776
Stock Compensation Expense Upon Issuance of Common Stock	1,116,500	11		1,947,489		1,795,771
Conversion of Loans post IPO	100,000	1	-	299,999	-	300,000

Balance - December 31, 2022	27,691,918	$276	$-	$17,726,592	$(21,018,992)	$(3,292,124)

See accompanying notes to consolidated financial statements.

LUXURBAN HOTELS INC.

Consolidated Statement of Cash Flows

	December 31,
	2022	2021
Cash Flows from Operating Activities
Net Loss	$(9,390,353)	$(2,233,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock based compensation	2,547,536	-
Non-cash warrant expense	1,850,431	-
Depreciation expense	8,671	-
Non-cash debt discount amortization	167,652	-
Non-cash rent expense amortization	1,894,731	325,114
Non-cash Write-Off of net Right-of-Use assets associated with apartment rental exit	2,385,995	-
Non-cash Financing Charges Associated with Short Term Business Financing	337,759	-
Unrealized gain on Treasury Bills	(2,553)	-
Loan forgiveness - SBA - PPP loan	(516,225)	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Processor retained funds	(6,677,356)	1,650
Prepaid expense and other assets	(1,356,471)	(938,621)
Securities deposits - current	164,653	-
Security deposits - noncurrent	(9,856,375)	(1,219,966)
(Decrease) Increase in:
Accounts payable and accrued expenses	2,043,125	436,447
Operating lease liability	(2,637,552)	-
Rents received in advance	746,561	961,405
Net cash used in operating activities	(18,289,771)	(2,667,355)

Cash Flows from Investing Activities
Purchase of property and equipment	(194,300)	(11,500)
Purchase of Treasury Bills	(2,658,829)	-
Net cash used in Investing activities	(2,853,129)	(11,500)

Cash Flows from Financing Activities
Deferred Offering Costs	771,954	-
Proceeds from loans payable - net	10,962,554	1,219,665
(Repayments of) proceeds from loans payable - related parties - net	-	2,684,744
Proceeds from short term business financing - net	279,248	1,065,929
Issuance of common stock	10,198,548	-
Contributions from members	-	72,082
Distributions to members	-	(1,257,079)
Net cash provided by financing activities	22,212,304	3,785,341

Net Increase in Cash and Restricted Cash	1,069,404	1,106,486
Cash and Restricted Cash - beginning of the period	1,106,998	512
Cash and Restricted Cash - end of the period	$2,176,402	$1,106,998

End of Period
Cash	1,076,402	6,998
Restricted Cash	1,100,000	1,100,000
Total Cash and Restricted Cash - end of period	$2,176,402	$1,106,998

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Taxes	$-	$-
Interest	$4,336,468	$901,884
Initial Recognition of Operating Lease Right-of-Use Assets	$36,304,289	$-
Acquisition of New Operating Lease Right-of-Use Assets	$57,907,139	$-
Noncash financing activities:
Conversion of debt to common stock and additional paid-in capital	$3,954,468	$-
Common stock issued in exchange for warrants	$4,635,245	$-
Imputed interest on related party loans with below market interest rates reported as contributions from members	$-	$38,606

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LUXURBAN HOTELS INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2022

1 - DESCRIPTION OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

LuxUrban Hotels Inc. (LUXH) utilizes an asset light business model to lease entire hotels on a long-term basis and rent out hotel rooms in the properties it leases. The Company currently manages a portfolio of hotel rooms in New York, Washington D.C., Miami Beach, New Orleans and Los Angeles.

In late 2021, LUXH commenced the process of winding down its legacy business of leasing and re-leasing multifamily residential units, as it pivoted toward its new strategy of leasing hotels. The Company’s transition has been substantially completed, although it continues to lease a total of approximately 9 multifamily residential units in Denver.

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

Payment received for the future use of a rental unit is recognized as a liability and reported as rents received in advance on the balance sheets. Rents received in advance are recognized as revenue after the rental unit is occupied by the customer for the agreed upon length of time. The rents received in advance balance as of December 31, 2022 and December 31, 2021, was $2,566,504 and $1,819,943, respectively and is expected to be recognized as revenue within a one-year period.

c.	Use of Estimates — The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

d.	Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had $1,076,402 and no cash equivalents as of December 31, 2022 and 2021.

e.	Fair Value of Financial Instruments — The carrying amount of cash, processor retained funds, security deposits, accounts payable and accrued expenses, rents received in advance, and merchant cash advances approximate their fair values as of December 31, 2022 and December 31, 2021 because of their short term natures.

f.	Advertising — Advertising and marketing costs are expensed as incurred. During the year ended December 31, 2022, and 2021, advertising and marketing costs incurred by the Company totaled $3,126 and $109,220, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

f.	Commissions — The Company pays commissions to third-party sales channels to handle the marketing, reservations, collections, and other rental processes for most of the units. For the year ended December 31, 2022, and 2021, commissions were $6,549,422 and $1,719,724, respectively. These expenses are included in cost of revenue in the accompanying consolidated statement of operations.

g.	Deferred Rent — The Company has entered into several operating lease agreements, some of which contain provisions for future rent increases. In accordance with GAAP, the Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is reflected as a separate line item in long-term liabilities in the accompanying consolidated balance sheets. The Company adopted Topic 842 effective January 1, 2022. See note 4 for more details.

h.	Income Taxes — In accordance with GAAP, the Company follows the guidance in FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company is subject to income taxes in the jurisdictions in which it operates. The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carry-forwards. A valuation allowance is recorded for deferred tax assets if it is more likely than not that the deferred tax assets will not be realized.

For the year ended December 31, 2022, the Company did not record a provision for income taxes as a result of a net loss for the period.

For 2021, the Company, which has been classified as a partnership for federal income tax purposes, is not subject to federal, state, and certain local income taxes and, accordingly, makes no provision for income taxes in its financial statements. The Company’s taxable income or loss is reportable by its stockholders. For 2022, the Company, converted into a C corporation.

i.	Sales Tax — The majority of sales tax is collected from customers by our third-party sales channels and remitted to governmental authorities by these third-party sales channels. For any sales tax that is the Company’s responsibility to remit, the Company records the amounts collected as accrued expenses and relieves such liability upon remittance to the taxing authority. Rental income is presented net of any sales tax collected. As of December 31, 2022 and 2021, the Company accrued sales tax payable of approximately $229,371 and $296,000, respectively and it is included in accounts payable and accrued expenses in the consolidated balance sheet. The Company is in the process of filing for the Voluntary Disclosure and Compliance Program with any taxing authority to avoid any potential penalties where the Company has been delinquent in filing returns.

j.	Paycheck Protection Program Loan (“PPP”) — As disclosed in Note 3, the Company has chosen to account for the loan under FASB ASC 470, Debt. Repayment amounts due within one year are recorded as current liabilities, and the remaining amounts due in more than one year, if any, as other liabilities. In accordance with ASC 835, Interest, no imputed interest is recorded as the below market interest rate applied to this loan is governmentally prescribed. If the Company is successful in receiving forgiveness for those portions of the loan used for qualifying expenses, those amounts will be recorded as a gain upon extinguishment as noted in ASC 405, Liabilities.

k.	Earnings Per Share (“EPS”) — The Company has incurred a net loss for 2022 and as such, basic and diluted shares and weighted average shares outstanding are the same.

l.	Liquidity — The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation as a going concern. As reflected in the accompanying statement of operations, for the year ended December 31, 2022, the Company had a net loss of $9,390,353. In addition, the Company has also sustained significant losses in prior years. Our working capital deficit as of December 31, 2022, was $13,892,020. We have renegotiated with our creditors prior to and subsequent to year end and we have completed our business shift from apartments to hotels we believe we will achieve cash flow positive results in 2023. The Company believes cash on hand and Treasury Bills as well as anticipated cash flow from operations will be sufficient to fund operations for the twelve months post this filing.

3 - LEASES

In February 2017, the FASB issued ASU No. 2016-02, Leases (“Topic 842”), to provide guidance on recognizing lease assets and lease liabilities on the consolidated balance sheet and disclosing key information about lease arrangements, specifically differentiating between different types of leases. The Company adopted Topic 842, with an effective date of January 1, 2022. The consolidated financial statements from this date are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy. This standard requires all lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments.

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

The adoption of the new lease standard had a significant impact on the Consolidated Balance Sheets, resulting in the recognition on 1/1/2022 a right-of-use asset of $36,304,289, current lease liabilities of $7,370,890 and long-term lease liabilities of $29,884,584. In addition, the Company recognized $414,373 cumulative effect adjustment to retained earnings on the Consolidated Statements of Shareholders’ Equity related to the unamortized deferred lease costs incurred in prior periods which do not meet the definition of initial direct costs under Topic 842. The adoption of Topic 842 did not have a significant impact on the lease classification or a material impact on the Consolidated Statements of Operations.

The components of the right-of-use asset and lease liabilities as of December 31, 2022 are as follows:

At December 31, 2022, supplemental balance sheet information related to leases were as follows:

Operating lease right of use asset	$83,325,075
Operating lease liability, current portion	$4,293,085
Operating lease liability, net of current portion	$81,626,338

At December 31 2022, future minimum lease payments under the non-cancelable operating leases are as follows:

Twelve Months Ending December 31,
2023	$12,695,360
2024	13,104,192
2025	13,501,012
2026	13,147,855
2027	9,626,575
Thereafter	93,577,837
Total lease payment	$155,652,832

Less interest	(69,733,409)
Present value obligation	85,919,423
Short-term liability	(4,293,085)
Long-term liability	81,626,338

The following summarizes other supplemental information about the Company’s operating lease:

December 31,
2022
Weighted average discount rate	10%
Weighted average remaining lease term (years)	11.7 years

Year Ended December 31, 2022
Operating lease cost	$12,234,919
Total lease cost	$12,234,919

4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued expenses totaled $6,252,492 and $4,209,366 as of December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, the balance consisted of approximately $1,570,000 of accrued payroll and related liabilities, $1,002,000 of accrued interest, $805,000 of legal exposure, $572,000 of commissions, $507,000 of credit cards payable, $495,000 professional fees, $371,000 in sales and real estate taxes, $104,000 of rent, $268,000 in costs related to the initial public offering, $265,000 of legal and accounting fees, $135,000 of director fees, and $158,000 of other miscellaneous items. As of December 31, 2021 the balance consisted of approximately $980,000 of credit cards payable, $600,000 of professional fees, $570,000 of rent, $570,000 of commissions, $475,000 of short-term negative cash balances, $295,000 in sales tax, $290,000 in costs related to the initial public offering, $228,000 of refunds, $97,000 of furniture, and $105,000 of other miscellaneous items.

Of the legal amounts accrued, the company believes the accrual best estimates the most likely outcomes of these matters however the range of outcomes could be between $650,000–$850,000.

5 - LOANS PAYABLE — SBA — PPP LOAN

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

Accrued interest at December 31, 2022 and December 31, 2021, was $5,571 and $13,337, respectively, and is included in accounts payable and accrued expenses in the consolidated balance sheets.

Future minimum principal repayments of the SBA — PPP loans payable are as follows:

For the Twelve Months Ending December 31,
2023	$298,958

6 - LOANS PAYABLE — SBA — EIDL LOAN

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

The outstanding balance at December 31, 2022 and December 31, 2021, was $800,000 and $800,000, respectively.

Accrued interest at December 31, 2022 was $30,000 and is included in accounts payable and accrued expenses in the consolidated balance sheets.

Future minimum principal repayments of the SBA — EIDL loans payable are as follows:

For the Twelve Months Ending December 31,
2023	$15,523
2024	14,826
2025	15,391
2026	15,979
2027	16,588
Thereafter	721,693
Total	$800,000

7 - SHORT-TERM BUSINESS FINANCING

The Company entered into multiple short-term factoring agreements related to future credit card receipts to fund operations. The Company is required to repay this financing in fixed daily payments until the balance is repaid. Fees associated with the this financing have been recognized in interest expense in the accompanying consolidated statement of operations. As of December 31, 2022 and December 31, 2021, the outstanding balance on these merchant cash advances net of unamortized costs was $1,921,439 and $1,386,008, respectively and is expected to be repaid within twelve months.

8 - LOANS PAYABLE

Loans payable consist of the following as of:

	December 31,	December 31,
	2022	2021
Original borrowings of $100,000, bears interest at 1%, requires no payments until maturity in March 2024, converted to equity at the initial public offering	$-	$20,500
Original borrowings of $250,000, bears interest at 1%, requires no payments until maturity in January 2024	210,500	210,500
Original payable of $151,096 with additional net borrowings of $252,954, requires monthly payments of $1,500 until total payments of $404,050 have been made	392,044	242,053
Original payable of $553,175 with additional net borrowings of $72,237, requires monthly payments of $25,000 until total payments of $625,412 have been made	450,000	553,175
Original payable of $492,180 with additional net borrowings of $620,804 requires monthly payments of $25,000 until total payments of $1,112,984 have been made	865,618	1,020,890
Borrowings of $9,075,000 and unamortized original issue discount of $638,388, bears interest at 5%, requires no payments until maturity in May 2023 (“Investor Notes”)	8,275,040	-
Original borrowings of $60,000, bears interest at 1%, requires no payments until maturity in January 2024	60,000	-
Original amounts due of $195,000, related to services provided by a vendor, requires monthly payments of $10,000 through May 2022, then monthly payments of $25,000 through August 2022 at which time any remaining balance is due	65,000	145,000
Letter of credit	2,500,000	-
Original borrowing of $119,224 with monthly payments $14,903	119,224	-
Other borrowing	225,929	-
	13,163,355	2,192,118
Less: Current maturities	9,761,723	1,267,004
	$3,401,632	$925,114

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

Future minimum principal repayments of the loans payable are as follows:

For the Twelve Months Ending December 31,
2023	$9,761,723
2024	3,401,632
Loans payable	$13,163,355

9 - LOANS PAYABLE — RELATED PARTIES

Loans payable — related parties consists of the following:

	December 31,	December 31,
	2022	2021
Original borrowings of $496,500, bears interest at 6%, requires no payments until maturity in May 2023. Lender is a stockholder of the Company	$238,000	$496,500
Original borrowings of $150,000, bears interest at various rates based on the lenders borrowing rates. No stated repayment terms. Lender is controlled by the managing stockholder and owned by his spouse	-	22,221
	238,000	518,721
Less: Current maturities	238,000	22,221
	$-	$496,500

Future minimum principal repayments of the loans payable — related parties are as follows:

For the Twelve Months Ending December 31,
2023	$238,000
Loans payable - related parties	$238,000

10 - CONVERTIBLE NOTES - RELATED PARTIES

	December 31,	December 31,
	2022	2021
Original borrowings of $1,966,019, bears interest at 6%, requires no payments until maturity in April 2023. Lender is related to the managing stockholder. Contingently convertible upon certain triggering events, converted to equity at the initial public offering	$-	$1,966,019
Convertible revolving credit line of $650,000, bears interest at 1%, requires no payments until maturity in March 2024. Lender is related to the managing stockholder. Notes converted to equity at the initial public offering	-	642,841
	$-	$2,608,860
Less: Current maturities	-	-
	$-	$2,608,860

11 - LINE OF CREDIT

In February 2019, the Company entered into a line of credit agreement in the amount of $95,000. The line bears interest at prime, 7.27% as of December 31, 2022, plus 3.49%. The line matures in February 2029. Outstanding borrowings were $94,975 as of December 31, 2022 and December 31, 2021.

12 - RELATED PARTY TRANSACTIONS

Consulting services related to the management of the Company, including overseeing the leasing of additional units and revenue management, were provided to the Company through a consulting agreement with SuperLuxMia LLC, a consulting firm owned by a stockholder of the Company. For the year ended December 31, 2022, these consulting fees of the Company totaled approximately $192,000, as compared to $722,000, year ended December 31, 2021, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

On December 20, 2022, the Company, and our chairman and chief executive officer, Brian Ferdinand (“Ferdinand”), entered into a Note Extension and Conversion Agreement with Greenle Partners LLC Series Alpha PS (“Greenle Series Alpha”) and Greenle Partners LLC Series Beta P.S., a Delaware limited liability company (“Greenle Beta” and, together with Greenle Alpha, “Greenle”). Greenle was the purchaser of 15% OID senior secured notes (the “Notes”) and warrants to purchase our common stock (“Warrants”) under certain securities purchase agreements and loan agreements between us and Greenle, including the Securities Purchase Agreement dated as of September 30, 2022, as amended by the letter agreement dated October 20, 2022, and the Loan Agreement dated as of November 23, 2022.

Under the terms of the Note Extension and Conversion Agreement, Greenle has agreed to convert from time to time up to $3,000,000 aggregate principal amount of the Notes into up to 1,000,000 shares of our common stock (the “Conversion Shares”) at the conversion price of $3.00 per share prescribed by the Notes. Additionally, Greenle has agreed that the payment date of certain of our notes in the aggregate principal amount of $1,250,000, maturing on January 30, 2023, shall be extended to March 1, 2023. On the date of any such conversion we shall issue to Greenle a number of credits under our existing revenue share agreements with them equal to fifteen percent (15%) of the principal amount of the Notes so converted. As of December 31, 2022, $300,000 of this note was converted and the entire $3,000,000 was converted in January of 2023. As part of this conversion, Ferdinand provided 874,474 of Conversion Shares to Greenle.

13 - RISKS AND UNCERTAINTIES

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

14 - MAJOR SALES CHANNELS

The Company uses third-party sales channels to handle the reservations, collections, and other rental processes for most of the units. Three sales channels represented approximately 95% of total revenue during the year ended ended December 31, 2022, as compared to 93% for the year ended December 31, 2021. The loss of business from one or a combination of the Company’s significant sales channels, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

16 - TAXES

The Company converted from an LLC into a C-Corp on January 4, 2022 and as such this is the first year subject to federal and state income taxes. We are subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The components of income tax and the effective tax rates for the years ended December 31, 2022 and 2021 are as follows:

	Year ended December 31,
	2022	2021
Current:
Federal	-	-
State	-	-
Total Current	-	-
Deferred:
Federal	(673,020)	-
State	(177,643)	-
Total Deferred	(850,663)	-
Valuation Allowance	850,663	-
Total Income tax expense	-	-
Pre-tax Loss	(9,390,353)	(2,233,384)
Effective Income Tax Rate	0%	0%

A reconciliation of an income tax expense at federal statutory income tax rate of 21.0% and state income tax rate of 5.5% to our income tax expense at the effective tax rate is as follows:

	Year ended December 31,
	2022	2021
Tax at the Statutory Federal Rate	21.0%	0.0%
State Income Taxes	5.5%	0.0%
Valuation Allowance	-26.5%	0.0%
Effective Income Tax Rate	0.0%	0.0%

Deferred tax assets consist of the following at December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
Non-Cash Stock Compensation Expense	676,190	-
Change in Right-of-Use Asset and Lease Liability, Net	436,143	-
Interest Expense	1,151,025	-
Total DTA before VA	2,263,358	-
VA	(2,263,358)	-
Net DTA	-	-

Based on recent operating losses, the Company has decided to record a full valuation allocation on its deferred tax assets. Accordingly, a valuation allowance of $2,263,358 has been established.

17 - STOCK OPTIONS AND WARRANTS

Options

During the year ended December 31, 2022, the Company granted options to purchase an aggregate of 3,826,500 shares of common stock under the Company’s 2022 performance equity plan with a weighted average exercise price of $3.28.

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

The Black-Scholes option pricing model was used with the following weighted assumptions for options granted during the period:

December 31, 2022
Risk-free interest rate	0.52 – 4.13%
Expected option life	6 months – 48 months
Expected volatility	39.77 – 66.59%
Expected dividend yield	–%
Exercise price	$1.40 – 4.00

The following table summarizes stock option activity for the year ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	-	$-	-	$-
Granted	3,826,500	3.28
Exercised	-	-
Expired	-	-
Forfeited	(1,916,016)	4.00
Outstanding at December 31, 2022	1,910,484	$2.55	9.8	$-
Exercisable at December 31, 2022	-	$-	-	$-

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expense of $751,776 for the year ended December 31, 2022. No stock compensation expense was recorded in 2021. Unamortized option expense as of December 31, 2022, for all options outstanding amounted to $4,374,348. These costs are expected to be recognized over a weighted average period of 2.8 years.

A summary of the status of the Company’s nonvested options as of December 31, 2022, is presented below:

Nonvested options

	Number of Nonvested Options	Weighted Average Grant Date Fair Value
Nonvested options at December 31, 2021	-	$-
Granted	3,826,500	3.28
Forfeited	(1,916,016)	4.00
Vested	-	-
Nonvested options at December 31, 2022	1,910,484	$2.55

Warrants

In connection with certain private placements funded by certain of our officers and directors prior to our initial public offering, we issued notes and warrants. The warrants were contingent upon, and became effective only upon, consummation of our initial public offering on August 11, 2022. In total, 695,000 of such warrants were issued to certain of our officers and directors with a weighted average exercise price of $4.20. These warrants are exercisable for five 5 years.

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

On September 16, September 30, and October 20, 2022 in conjunction with a financing with the same third-party investor, we issued 517,500, 352,188 and 366,562 warrants with an exercise price of $4.00 per share. These warrants were subsequently cancelled and reissued at $2.00 per share.

The following table summarizes warrant activity for the twelve months ended December 31, 2022:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	-	$-	-	$-
Issued	5,174,500	3.21	5.0
Exercised	-	-	-
Expired	(2,156,250)	4.00	-
Outstanding at December 31, 2022	3,018,250	$2,64	4.8	-
Exercisable at December 31, 2022	3,018,250	$2.64	4.8	$-

In the year ended December 31, 2022, no shares were issued from the exercise of warrants.

18 - SUBSEQUENT EVENTS

On February 13, 2023, the Company entered into an amended Revenue Share Agreement (“RSA”) with its third-party lenders, Greenle Partners LLC Series Alpha P.S and Greenle Partners LLC Series Beta P.S (together, “Greenle”), pursuant to which the Company issued to Greenle an aggregate of 2,457,002 shares of its unregistered common stock in exchange for the termination of the Company’s existing obligations to pay to Greenle an aggregate of $5 million for the last quarter of 2022 and all quarters in 2023 under revenue share rights previously granted to Greenle by the Company with respect to certain of the Company’s properties. The common stock was issued at an effective price of $2.035 per share, which is equal to 110% the last sale market price reported by Nasdaq on February 10, 2023 (the last trading day prior to the date of execution of the RSA), and 119% of the average last sale market prices of the Company’s common stock for the ten consecutive trading day period through and including such date.

In January 2023, the Company prepaid $454,457 of the principal amount of the November 2022 Note (as part of a prepayment of a portion of several of our Existing Convertible Notes, as disclosed below). Immediately prior to the date of this Current Report, a $1,788,043 principal amount was outstanding under the November 2022 Note.

On February 17, 2023, we entered into an exchange agreement (“Exchange Agreement”) with the investor pursuant to which all principal, interest and prepayment premium outstanding under the November 2022 Note was exchanged for a convertible 15% original issue discount note (“Exchange Note”) in the principal amount of $2,079,686 and having a maturity date of August 17, 2023. The Exchange Note is substantially identical to the convertible notes (“Existing Convertible Notes”) sold to such investor and other investors in a series of private placements under a securities purchase agreement dated September 30, 2022 (as amended from time to time, the “September 2022 Investor Purchase Agreement”); provided, however that the Exchange Note requires us to prepay $806,250 of the principal amount thereunder on or prior to March 1, 2023. Further, the Exchange Note is convertible into shares of our common stock at a conversion price of $3.00 per share (while our Existing Convertible Notes are convertible at $2.00 per share). The November 2022 Note was, and the Exchange Note being issued in exchange therefor now is, secured under the terms of our amended and restated security agreement with our investors (the “Security Agreement”), which was entered into in November 2022