Form 10-Q
period 2023-03-31
LUXURBAN HOTELS INC.
filed 2023-05-09
CIK 1893311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-41473

LUXURBAN HOTELS INC.

(Exact name of registrant as specified in its charter)

Delaware	82-3334945
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

2125 Biscayne Blvd Suite 253 Miami, Florida 33137	33137
(Address of principal executive offices)	(Zip code)

(833)-723-7368

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.00001 par value per share	LUXH	Nasdaq Stock Market LLC

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

As of May 9, 2023, the registrant had 32,416,967 shares of common stock, $.00001 par value, outstanding.

i

Part I - Financial Information

Item 1 - Financial Statements

LUXURBAN HOTELS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and Cash Equivalents	$2,880,909	$1,076,402
Treasury Bills	-	2,661,382
Processor Retained Funds	6,952,243	6,734,220
Prepaid Expenses and Other Current Assets	702,143	963,300
Security Deposits - Current	112,290	112,290
Total Current Assets	10,647,585	11,547,594

Other Assets
Furniture and Equipment, Net	435,860	197,129
Restricted Cash	1,100,000	1,100,000
Security Deposits - Noncurrent	15,141,105	11,233,385
Prepaid Expenses and Other Noncurrent Assets	559,838	559,838
Operating Lease Right-of-Use Assets, Net	169,282,279	83,325,075
Total Other Assets	186,519,082	96,415,427
Total Assets	$197,166,667	$107,963,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$7,277,439	$6,252,491
Rents Received in Advance	5,196,743	2,566,504
Short Term Business Financing	825,905	2,003,015
Loans Payable - Current	6,480,294	10,324,519
Operating Lease Liabilities - Current	4,682,746	4,293,085
Accrued Income Taxes	122,161	-
Total Current Liabilities	24,585,288	25,439,614

Long-Term Liabilities
Loans Payable	1,667,522	1,689,193
Security Deposit Letter of Credit	3,500,000	2,500,000
Operating Lease Liabilities – Noncurrent	168,845,549	81,626,338
Total Long-Term Liabilities	174,013,071	85,815,531
Total Liabilities	198,598,359	111,255,145

Commitments and Contingencies

Stockholders’ Deficit
Common Stock ($0.00001 par value, 90,000,000 shares authorized; 29,392,464 and 27,691,918 shares issued and outstanding on March 31, 2023 and December 31, 2022; respectively)	293	276
Additional Paid-In Capital	22,367,541	17,726,592
Accumulated Deficit	(23,799,526)	(21,018,992)
Total Stockholders’ Deficit	(1,431,692)	(3,292,124)
Total Liabilities and Stockholders’ Deficit	$197,166,667	$107,963,021

See accompanying notes to condensed consolidated financial statements.

LUXURBAN HOTELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended March 31,
	2023	2022
Net Rental Revenue	$22,814,175	$9,099,425
Rent Expense	5,421,867	2,282,783
Non-Cash Rent Expense Amortization	1,651,669	255,967
Other Expenses	10,378,765	4,047,412
Total Cost of Revenue	17,452,301	6,586,162
Gross Profit	5,361,874	2,513,263

General and Administrative Expenses	2,742,586	979,606
Non-Cash Issuance of Shares for Operating Expenses	884,816	-
Non-Cash Stock Compensation Expense	429,996	-
Non-Cash Option Compensation Expense	167,573	-
Total Operating Expenses	4,224,971	979,606
Income from Operations	1,136,903	1,533,657

Other Income (Expense)
Other Income	39,878	449,913
Cash Interest and Financing Costs	(2,130,605)	(564,137)
Non-Cash Financing Costs	(1,704,549)	-
Total Other Expense	(3,795,276)	(114,224)
(Loss) Income Before Provision for Income Taxes	(2,658,373)	1,419,433
Provision for Income Taxes	122,161	-
Net (Loss) Income	$(2,780,534)	$1,419,433

Basic and Diluted (Loss) Income Per Common Share	$(0.10)	$0.07
Basic and Diluted Weighted Average Number of Common Shares Outstanding	28,659,358	21,675,001

See accompanying notes to condensed consolidated financial statements.

LUXURBAN HOTELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022
(UNAUDITED)

	Common Stock			Additional
	Shares	Par Value $0.00001	Members’ Deficit	Paid in Capital	Accumulated Deficit	Stockholder’s Deficit
Balance - December 31 2022	27,691,918	$276	$-	$17,726,592	$(21,018,992)	$(3,292,124)
Net Loss	-	-	-	-	(2,780,534)	(2,780,534)
Non-Cash Stock Compensation Expense	166,665	2	-	429,996	-	429,998
Non-Cash Stock Option Expense	-	-	-	167,573	-	167,573
Non-Cash Issuance of Shares for Operating Expenses	433,881	4	-	884,812	-	884,816
Conversion of Loans	900,000	9	-	2,699,991	-	2,700,000
Warrant Exercise	200,000	2	-	399,998	-	400,000
Loss on Debt Extinguishment	-	-	-	58,579	-	58,579
Balance - March 31, 2023	29,392,464	$293	$-	$22,367,541	$(23,799,526)	$(1,431,692)

Balance - December 31 2021	-	$-	$(11,214,050)	$-	$-	$(11,214,050)
Cumulative effect changes in accounting principle	-	-	(414,373)	-	-	(414,373)
Conversion to C Corp	21,675,001	216	11,628,423	-	(11,628,639)	-
Net Income	-	-	-	-	1,419,433	1,419,433
Balance - March 31, 2022	21,675,001	$216	$-	$-	$(10,209,206)	$(10,208,990)

See accompanying notes to condensed consolidated financial statements.

LUXURBAN HOTELS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022
(UNAUDITED)

	March 31,
	2023	2022
Cash Flows from Operating Activities
Net (Loss) Income	$(2,780,534)	$1,419,433
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash stock compensation expense	429,996	-
Non-cash stock option expense	167,573
Depreciation expense	11,031	-
Shares issued for operating expenses	884,816	-
Non-cash lease expense	6,456,386	2,538,750
Gain on sale of Treasury Bills	(31,014)	-
Non-cash Financing Charges Associated with Short Term Business Financing	78,402	-
Loss on Debt Extinguishment	58,579	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Processor retained funds	(218,023)	(1,590,117)
Prepaid expense and other assets	261,157	(37,713)
Security deposits	(3,907,720)	(200,000)
(Decrease) Increase in:
Accounts payable and accrued expenses	1,024,948	(14,401)
Operating lease liabilities	(4,804,716)	(2,451,028)
Rents received in advance	2,630,239	610,331
Accrued Income Taxes	122,161	-
Net cash provided by operating activities	$383,281	$275,255

Cash Flows from Investing Activities
Purchase of Furniture and Equipment	(249,762)	-
Proceeds from the sale of Treasury Bills	2,692,396	-
Net cash provided by investing activities	$2,442,634	$-

Cash Flows from Financing Activities
Deferred offering costs - net	-	(43,779)
(Repayments of) proceeds from short term business financing - net	(1,255,512)	370,175
Warrant Exercises	400,000	-
Repayments of loans payable - net	(165,896)	(546,460)
Net cash used in financing activities	$(1,021,408)	$(220,064)

Net Increase in Cash and Cash Equivalents and Restricted Cash	1,804,507	55,191
Cash and Cash Equivalents and Restricted Cash - beginning of the period	2,176,402	1,106,998
Cash and Cash Equivalents and Restricted Cash - end of the period	$3,980,909	$1,162,189

Cash and Cash Equivalents	$2,880,909	62,189
Restricted Cash	1,100,000	1,100,000
Total Cash and Cash Equivalents and Restricted Cash	$3,980,909	$1,162,189

Supplemental Disclosures of Cash Flow Information
Taxes	$-	$-
Interest	$2,130,605	$421,275
Noncash operating activities:
Acquisition of New Operating Lease Right-of-Use Assets	$88,267,775	$-
Noncash financing activities:
Conversion of debt to common stock and additional paid-in capital	$2,700,000	$-

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONSDENSED CONSOLIDATED FINANCIAL STATEMENTS

LUXURBAN HOTELS INC.

March 31, 2023

1 - DESCRIPTION OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

LuxUrban Hotels Inc. (“LUXH”) utilizes an asset light business model to lease entire hotels on a long-term basis and rent out hotel rooms in the properties it leases. The Company currently manages a portfolio of hotel rooms in New York, Washington D.C., Miami Beach, New Orleans and Los Angeles.

In late 2021, LUXH commenced the process of winding down its legacy business of leasing and re-leasing multifamily residential units, as it pivoted toward its new strategy of leasing hotels.

The consolidated financial statements include the accounts of LuxUrban Hotels Inc. (“LuxUrban”) and its wholly owned subsidiary SoBeNY Partners LLC (“SoBeNY”). On November 2, 2022, CorpHousing Group Inc. (“CorpHousing”) changed its name to LuxUrban Hotels Inc. In June 2021, the members of SoBeNY exchanged all of their membership interests for additional membership interests in Corphousing LLC, with SoBeNY becoming a wholly owned subsidiary of Corphousing LLC. Both entities were under common control at the time of the transaction. Since there was no change in control over the net assets, there is no change in basis in the net assets.

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

All significant intercompany accounts and transactions have been eliminated in consolidation.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation — The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 31, 2023. Results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2023. The consolidated balance sheet at March 31, 2023 was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise.

b.	Revenue Recognition — The Company’s revenue is derived primarily from the rental of Units to its guests. The Company recognizes revenue when obligations under the terms of a contract are satisfied and control over the promised goods and services is transferred to the guest. For the majority of revenue, this occurs when the guest occupies the Unit for the agreed upon length of time and receives any services that may be included with their stay. Revenue is measured as the amount of consideration it expects to receive in exchange for the promised goods and services. The Company recognizes any refunds and allowances as a reduction of rental income in the consolidated statements of operations.

The Company accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 which was adopted at the beginning of fiscal year 2018 using the modified retrospective method. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the effect was immaterial.

Payment received for the future use of a rental unit is recognized as a liability and reported as rents received in advance on the balance sheets. Rents received in advance are recognized as revenue after the rental unit is occupied by the customer for the agreed upon length of time. The rents received in advance balance as of March 31, 2023 and December 31, 2022, was $5,196,743 and $2,566,504, respectively and is expected to be recognized as revenue within a one-year period.

c.	Use of Estimates — The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

d.	Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2023, the Company had cash and cash equivalents of $2,880,909. As of March 31, 2023 $2,650,062 of this balance was cash equivalents. The Company had $1,076,402 cash equivalents as of December 31, 2022.

e.	Fair Value of Financial Instruments — The carrying amount of cash and cash equivalents, processor retained funds, security deposits, accounts payable and accrued expenses, rents received in advance, and short-term business financing advances approximate their fair values as of March 31, 2023 and December 31, 2022 because of their short term natures.

f.	Advertising — Advertising and marketing costs are expensed as incurred. During the period ended March 31, 2023, and March 31, 2022, advertising and marketing costs incurred by the Company totaled $90 and $26, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

f.	Commissions — The Company pays commissions to third-party sales channels to handle the marketing, reservations, collections, and other rental processes for most of the units. For the three months ended March 31, 2023 and the three months ended March 31, 2022, commissions were $3,073,533 and $1,297,170, respectively. These expenses are included in cost of revenue in the accompanying consolidated statement of operations.

g.	Income Taxes — In accordance with GAAP, the Company follows the guidance in FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition and measurement of a tax position taken or expected to be taken in a tax return.

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

For the three months ended March 31, 2023, the Company recorded a tax provision of $122,161. For the three months ended March 31, 2022, the Company did not record a provision for incomes taxes as a result of historical losses and potential continuation of losses in the future.

h.	Sales Tax — The majority of sales tax is collected from customers by our third-party sales channels and remitted to governmental authorities by these third-party sales channels. For any sales tax that is the Company’s responsibility to remit, the Company records the amounts collected as accrued expenses and relieves such liability upon remittance to the taxing authority. Rental income is presented net of any sales tax collected. As of March 31, 2023 and December 31, 2022, the Company accrued sales tax payable of approximately zero and $229,371, respectively and it is included in accounts payable and accrued expenses in the consolidated balance sheet. The Company is in the process of filing for the Voluntary Disclosure and Compliance Program with any taxing authority to avoid any potential penalties where the Company has been delinquent in filing returns.

i.	Paycheck Protection Program Loan (“PPP”) — As disclosed in Note 3, the Company has chosen to account for the loan under FASB ASC 470, Debt. Repayment amounts due within one year are recorded as current liabilities, and the remaining amounts due in more than one year, if any, as other liabilities. In accordance with ASC 835, Interest, no imputed interest is recorded as the below market interest rate applied to this loan is governmentally prescribed. If the Company is successful in receiving forgiveness for those portions of the loan used for qualifying expenses, those amounts will be recorded as a gain upon extinguishment as noted in ASC 405, Liabilities.

j.	Earnings Per Share (“EPS”) — The Company has incurred a net loss for three months ended March 31, 2023, and as such, basic and diluted shares and weighted average shares outstanding are the same. For the three months ended March 31, 2022, the Company had no common stock equivalents and as a result, basic and diluted shares are the same.

k.	Liquidity — The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation as a going concern. As reflected in the accompanying statement of operations, for the three months ended March 31, 2023, the Company had a net loss of $2,780,534. In addition, the Company has also sustained significant losses in prior years. Our working capital deficit as of March 31, 2023, was $13,937,703. Of our deficit at March 31, 2023, $4,682,746 is related to lease accounting without a corresponding related recognition of a current asset as required by U.S. GAAP.

l.	Reclassifications — Certain accounts relating to the prior period have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on net income as previously reported.

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

The components of the right-of-use assets and lease liabilities as of March 31, 2023 and December 31, 2022 are as follows:

At March 31, 2023 and December 31, 2022, supplemental balance sheet information related to leases were as follows:

	March 31, 2023	December 31, 2022
Operating lease right of use assets, net	$169,282,279	$83,325,075
Operating lease liabilities, current portion	$4,682,746	$4,293,085
Operating lease liabilities, net of current portion	$168,845,549	$81,626,338

At March 31 2023, future minimum lease payments under the non-cancelable operating leases are as follows:

Twelve Months Ending March 31,
2024	$21,988,842
2025	23,999,030
2026	24,656,593
2027	23,549,065
2028	21,273,314
Thereafter	212,308,969
Total lease payment	$327,775,813

Less interest	(154,247,518)
Present value obligation	173,528,295
Short-term liability	4,682,746
Long-term liability	168,845,549

The following summarizes other supplemental information about the Company’s operating lease:

March 31,
2023
Weighted average discount rate	10%
Weighted average remaining lease term (years)	13.0 years

Three Months Ended March 31, 2022
Operating lease cost	$6,456,680
Short-term lease cost	$616,856
Total lease cost	$7,073,536

4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued expenses totaled $7,277,439 and $6,252,492 as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, the balance consisted of approximately $1,434,000 of accrued payroll and related liabilities, $1,740,000 of accrued interest, $1,150,000 of legal exposure, $53,000 of commissions, $472,000 of credit cards payable, $543,000 professional fees, $1,240,000 for utilities, $218,000 for repairs and maintenance, $225,000 of director fees, and $202,000 of other miscellaneous items. As of December 31, 2022, the balance consisted of approximately $1,570,000 of accrued payroll and related liabilities, $1,002,000 of accrued interest, $805,000 of legal exposure, $572,000 of commissions, $507,000 of credit cards payable, $495,000 professional fees, $371,000 in sales and real estate taxes, $104,000 of rent, $268,000 in costs related to the initial public offering, $265,000 of legal and accounting fees, $135,000 of director fees, and $158,000 of other miscellaneous items. As of March 31, 2023, the Company has accrued income taxes of $122,161. There were no accrued income taxes as of December 31, 2022.

Of the $1,740,000 of accrued interest, $1,704,549 was related to shares to be issued for a revenue share agreement. On April 3, 2023, 614,252 shares were issued to satisfy this obligation.

Of the legal amounts accrued, the company believes the accrual best estimates the most likely outcomes of these matters however the range of outcomes could be between $900,000–$1,200,000. Of these amounts, $500,000–$700,000 is related to landlord matters associated with the exit of SoBeNY, $300,000 is related to a payment processor and $100,000–$200,000 is related to employee matters.

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

Accrued interest at March 31, 2023 and December 31, 2022, was $747 and $5,571, respectively, and is included in accounts payable and accrued expenses in the consolidated balance sheets.

Future minimum principal repayments of the SBA — PPP loans payable are as follows:

For the Twelve Months Ending March 31,
2023	$276,658

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

On April 21, 2020, SoBeNY received an EIDL loan in the amount of $500,000. The loan bears interest at 3.75% and requires monthly payments of principal and interest of $2,437 beginning April 21, 2022, and is personally guaranteed by a managing stockholder. On June 18, 2020, Corphousing received an EIDL loan in the amount of $150,000. The loan bears interest at 3.75% and requires monthly payments of principal and interest of $731 beginning June 18, 2022. On July 25, 2020, SoBeNY received an EIDL loan in the amount of $150,000. The loan bears interest at 3.75% and requires monthly payments of principal and interest of $731 beginning July 25, 2022. Any remaining principal and accrued interest is payable thirty years from the date of the EIDL loan.

The outstanding balance at March 31, 2023 and December 31, 2022, was $800,000 and $800,000, respectively.

Accrued interest at March 31, 2023 was $35,681 and is included in accounts payable and accrued expenses in the consolidated balance sheets.

Future minimum principal repayments of the SBA — EIDL loans payable are as follows:

For the Twelve Months Ending March 31,
2024	$19,177
2025	14,965
2026	15,536
2027	16,129
2028	16,744
Thereafter	717,449
Total	$800,000

7 - SHORT-TERM BUSINESS FINANCING

The Company entered into multiple short-term factoring agreements related to future credit card receipts to fund operations. The Company is required to repay this financing in fixed daily payments until the balance is repaid. Fees associated with the this financing have been recognized in interest expense in the accompanying consolidated statement of operations. As of March 31, 2023 and December 31, 2022, the outstanding balance on these merchant cash advances net of unamortized costs was $825,905 and $1,921,439, respectively and is expected to be repaid within twelve months.

8 - LOANS PAYABLE

Loans payable consist of the following as of:

	March 31,	December 31,
	2023	2022
Original borrowings of $250,000, bears interest at 1%, requires no payments until maturity in January 2024	210,500	210,500

Original payable of $151,096 with additional net borrowings of $252,954, requires monthly payments of $1,500 until total payments of $404,050 have been made	369,524	392,044

Original payable of $553,175 with additional net borrowings of $72,237, requires monthly payments of $25,000 until total payments of $625,412 have been made	450,000	450,000

Original payable of $492,180 with additional net borrowings of $620,804 requires monthly payments of $25,000 until total payments of $1,112,984 have been made	865,618	865,618

Borrowings of $9,075,000 and unamortized original issue discount of $638,388, bears interest at 5%, requires no payments until maturity in May 2023 (“Investor Notes”)	3,216,308	8,275,040

Original borrowings of $60,000, bears interest at 1%, requires no payments until maturity in January 2024	60,000	60,000

Original amounts due of $195,000, related to services provided by a vendor, requires monthly payments of $10,000 through May 2022, then monthly payments of $25,000 through August 2022 at which time any remaining balance is due	20,000	65,000

Original borrowing of $119,224 with monthly payments $14,903	119,224	119,224

Other borrowing	195,323	225,929
	5,506,497	10,663,335
Less: Current maturities	4,714,773	7,261,723
	$791,724	$3,401,632

Future minimum principal repayments of the loans payable are as follows:

For the Twelve Months Ending March 31,
2024	$4,714,773
2025	791,724
Loans payable	$5,506,497

9 - LOANS PAYABLE — RELATED PARTIES

Loans payable — related parties consists of the following:

	March 31,	December 31,
	2023	2022
Original borrowings of $496,500, bears interest at 6%, requires no payments until maturity in May 2023. Lender is a stockholder of the Company	$198,000	$238,000
Less: Current maturities	198,000	238,000
	$-	$-

Future minimum principal repayments of the loans payable — related parties are as follows:

For the Twelve Months Ending March 31,
2024	$198,000
Loans payable - related parties	$198,000

10 - CONVERTIBLE NOTES

	March 31,	December 31,
	2023	2022
Borrowings of $2,079,686, bears interest at 5%, requires no payments until maturity in August 2023	$1,271,686	$-
Less: Current maturities	1,271,686	-
	$-	$-

For the Twelve Months Ending March 31,
2024	$1,271,686
Loans payable	$1,271,686

On February 17, 2023, we entered into an exchange agreement with the investor pursuant to which all principal, interest and prepayment premium outstanding under this note which was exchanged for a convertible note in the principal amount of $2,079,686 and having a maturity date of August 17, 2023. As a result of this transaction we recorded the value of convertible feature using the Black-Scholes valuation model. In March 2023, we repaid $808,000 of the principal amount. This transaction was treated as an extinguishment of debt, and the Company recorded a loss of $58,579 as a result.

11 - LINE OF CREDIT

In February 2019, the Company entered into a line of credit agreement in the amount of $95,000. The line bears interest at prime, 8.00% as of March 31, 2023, plus 3.49%. The line matures in February 2029. Outstanding borrowings were $94,975 as of March 31, 2023 and December 31, 2022.

12 - SECURITY DEPOSIT LETTER OF CREDIT

In November of 2022, the Company entered into a standby letter of credit agreement in the amount of $2,500,000 as security on a particular property. The letter of credit automatically renews annually unless canceled beforehand with final maturity March 2038. In January of 2023, the Company entered into a standby letter of credit agreement in the amount of $1,000,000 as security on a particular property. The letter of credit automatically renews annually unless canceled beforehand with final maturity January 2028.

13 - RELATED PARTY TRANSACTIONS

Consulting services related to the management of the Company, including overseeing the leasing of additional units and revenue management, were provided to the Company through a consulting agreement with SuperLuxMia LLC, a consulting firm owned by a stockholder of the Company. For the three months ended March 31, 2023, and 2022 were these consulting fees of the Company were zero as compared to $192,000, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

On December 20, 2022, the Company, and our chairman and chief executive officer, Brian Ferdinand (“Ferdinand”), entered into a Note Extension and Conversion Agreement with Greenle Partners LLC Series Alpha PS (“Greenle Alpha”) and Greenle Partners LLC Series Beta P.S., a Delaware limited liability company (“Greenle Beta” and, together with Greenle Alpha, “Greenle”). Greenle was the purchaser of 15% OID senior secured notes (the “Notes”) and warrants to purchase our common stock (“Warrants”) under certain securities purchase agreements and loan agreements between us and Greenle, including the Securities Purchase Agreement dated as of September 30, 2022, as amended by the letter agreement dated October 20, 2022, and the Loan Agreement dated as of November 23, 2022.

Under the terms of the Note Extension and Conversion Agreement, Greenle has agreed to convert from time to time up to $3,000,000 aggregate principal amount of the Notes into up to 1,000,000 shares of our common stock (the “Conversion Shares”) at the conversion price of $3.00 per share prescribed by the Notes. Additionally, Greenle agreed that the payment date of certain of our notes in the aggregate principal amount of $1,250,000, maturing on January 30, 2023, shall be extended to March 1, 2023, which was subsequently extended further to April 15, 2025 pursuant to a Letter Agreement, dated April 16, 2023, by and between Greenle and the Company. As of March 31, 2023, the entire $3,000,000 was converted into shares of the Company’s common stock. As part of this conversion, Ferdinand provided 874,474 Conversion Shares to Greenle.

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

15 - MAJOR SALES CHANNELS

The Company uses third-party sales channels to handle the reservations, collections, and other rental processes for most of the units. These sales channels represented over 95% of total revenue during the three months ended March 31, 2023 and March 31, 2022, respectively. The loss of business from one or a combination of the Company’s significant sales channels, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

16 - STOCK OPTIONS AND WARRANTS

Options

During the three months ended March 31, 2023, the Company granted options to purchase an aggregate of 25,000 shares of common stock under the Company’s 2022 performance equity plan with a weighted average exercise price of $1.74.

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

The Black-Scholes option pricing model was used with the following weighted assumptions for options granted during the period:

March 31, 2023
Risk-free interest rate	0.52 – 4.70%
Expected option life	6 months – 48 months
Expected volatility	39.77 – 66.59%
Expected dividend yield	-%
Exercise price	$1.40 – 4.00

The following table summarizes stock option activity for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,910,484	$2.55	9.8	$-
Granted	25,000	1.74
Exercised	-	-
Expired	-	-
Forfeited	(23,438)	4.00
Outstanding at March 31, 2023	1,912,046	$2.57	9.6	$-
Exercisable at March 31, 2023	-	$-	-	$-

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expense of $167,573 for the three months ended March 31, 2023. No stock compensation expense was recorded during the three months ended March 31, 2022. Unamortized option expense as of March 31, 2023, for all options outstanding amounted to $3,993,843. These costs are expected to be recognized over a weighted average period of 2.4 years.

A summary of the status of the Company’s nonvested options as of March 31, 2023, is presented below:

Nonvested options

	Number of Nonvested Options	Weighted Average Grant Date Fair Value
Nonvested options at December 31, 2022	1,910,484	$2.55
Granted	25,000	1.74
Forfeited	(23,438)	4.00
Vested	-	-
Nonvested options at March 31, 2023	1,912,046	$2.57

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

Also, in connection with certain private placements with a third-party investor, the Company issued 920,000 warrants with an exercise price of $4.00. These warrants are exercisable for five years. In connection with such private placements, we also issued 32,000 warrants to Maxim (which served as agent for such private placement) at an exercise price of $4.40. These warrants are exercisable for five years.

On September 16, September 30, and October 20, 2022 in conjunction with a financing with the same third-party investor, we issued 517,500, 352,188 and 366,562 warrants with an exercise price of $4.00 per share. These warrants were subsequently cancelled and reissued at $2.00 per share.

On February 15, 2023 in conjunction with an advisory agreement, we issued 250,000 warrants with an exercise price of $4.00 per share.

The following table summarizes warrant activity for the three months ended March 31, 2023:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	3,018,250	$2.64	-	$-
Issued	250,000	4.00
Exercised	(200,000)	3.00	-
Expired	-	-	-
Outstanding at March 31, 2023	3,068,250	$2.79	4.5	$1,467,188
Exercisable at March 31, 2023	2,818,250	$2.68	4.4	$1,467,188

During the three months ended March 31, 2023, 200,000 shares were issued from the exercise of warrants.

17 - SUBSEQUENT EVENTS

Letter Agreement

On April 16, 2023 we entered into an agreement with the holders of our senior secured convertible notes totaling approximately $5,000,000 that provides for a two year extension on maturity of the notes to April 15, 2025. In connection with this agreement, we issued the holders’ of the notes a new warrant to purchase 1,000,000 shares of common stock at an exercise price of $3.00 per share and a new warrant to purchase 250,000 shares at an exercise price of $4.00 per share (the “New Warrants”).

Warrant Exercises

On April 27, 2023 1,000,000 shares of the Company’s common stock were issued under the exercise of warrants at $2 per share. In connection with such exercise, the Company received aggregate gross proceeds of $2.0 million. On May 2, 2023, 856,000 shares of the Company’s common stock were issued under the exercise of warrants at $2 per share. In connection with such exercise, the Company received aggregate gross proceeds of $1.7 million.

EBOL Shares

On April 28, 2023, the Company entered into a Release Agreement, by and between the Company, on the one hand, and Edward Rogers and EBOL Holdings LLC (collectively, the “Investor”), whereby the Company agreed to issue to the Investor 254,000 shares (the “EBOL Shares”) of the Company’s common stock as consideration for all prior investments and agreements between the Investor and the Company, including, but not limited to, warrants to purchase up to 125,000 shares of the Company’s common stock issued to EBOL Holdings LLC on December 28, 2021, and the repayment of $198,000 of remaining debt.

Convertible Note Conversion

On April 19, 2023, $200,000 of outstanding convertible notes were converted to 100,000 shares of the Company’s common stock.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we refer to “we,” “us,” “our,” “LUXH,” or “the Company,” we mean LuxUrban Hotels Inc. and its consolidated subsidiaries. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q (“Quarterly Report”). Some of the comments we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section below entitled “Special Note Regarding Forward-Looking Statements.” Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report”).

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The statements contained in this Quarterly Report that are not purely historical are forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:

●	our financial performance, including our ability to generate revenue;

●	the outbreak of the novel coronavirus (“COVID-19”), including the measures to reduce its spread, and the impact on the economy and demand for our services, which may precipitate or exacerbate other risks and uncertainties in our financial performance, including our ability to generate revenue;

●	potential effects of a challenging economy, for example, on the demand for vacation travel accommodations and the effect thereof on our business and financial condition;

●	the ability of our short stay accommodation offerings to achieve market acceptance and to build our portfolio of accommodation offerings in multiple cities throughout the United States and internationally;

●	the impact of increased competition;

●	our success in retaining or recruiting officers, key employees and directors;

●	our ability to service our existing indebtedness and obtain additional financing when and if needed;

●	our ability to protect our intellectual property;

●	our ability to complete strategic acquisitions, including joint ventures;

●	our ability to manage growth and integrate operations from properties that we lease;

●	uninterrupted service by the third-party service providers we rely on for material parts of our operations, including payment processing, data collection and security, online reservations and booking and other technology services;

●	the liquidity and trading of our securities;

●	regulatory and operational risks;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and

●	the time during which we will be an Emerging Growth Company under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those risk factors described in “Item 1A. Risk Factors” of our Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

See Item 1A. “Risk Factors” within our Annual Report for further discussion of these risks, as well as additional risks and uncertainties that could cause actual results or events to differ materially from those described in the Company’s forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report.

Overview

We utilize an asset light business model to lease entire hotels on a long-term basis and rent out hotel rooms in the properties we lease. We currently manage a portfolio of hotel rooms in New York, Washington D.C., Miami Beach, New Orleans and Los Angeles. With recent hotel rooms becoming available, as of May 9, 2023, we have approximately 1,673 under lease. We believe the pandemic created, and current economic conditions present, a historic opportunity for us to lease dislocated and underutilized hotels at favorable economics for our company.

We have plans to expand both domestically and internationally. At this time, London is the next city targeted for expansion.

We strive to improve operational efficiencies by leveraging proprietary technology to identify, lease, manage, and market globally the hotel space we lease to business and vacation travelers through our online portal and third-party sales and distribution channels. Our top three sales channels represented over 95% of revenue during the three months ended March 31, 2023.

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

Property Summary

We enter into triple net leases in which we are responsible for all of the costs on the property outside of exterior structural maintenance. As of March 31, 2023, we leased 12 properties with 1,034 units available for rent. As of May 9, 2023, we leased 20 properties with 1,673 units. Our portfolio of properties as of May 9, 2023, was as follows:

Property	# of Units	Property Type	Lease Term	Lease Remaining at 3/31/23 (years)	Extension Option (remaining at 3/31/23)	Annual Escalation	Date Commenced	Security Deposit or Letter of Credit
1200 O: 1200 Ocean Dr Miami Beach, FL 33139	24	Entire building, licensed for hotel like Rentals	10-year	3.8	None	3%	12/31/2016	$250,000

Blakely: 136 W 55th St, New York, NY 10105(1)	117	Licensed hotel	15-year	13.6	10-year	3%	11/1/2021	$1,000,000

Herald: 71 W 35th St, New York, NY 10001	168	Licensed hotel	15-year	14.2	None	3%	6/2/2022	$1,500,000

Variety: 1700 Alton Rd Miami Beach, FL 33139	68	Licensed hotel	5.5-year	3.5	None	3%	3/26/2021	$550,000

Impala / Flora: 1228 Collins Ave, Miami Beach, FL 33139	48	Licensed hotel	5-year	3.5	10-year	3%	10/1/2021	$515,000

Astor: 956 Washington Ave, Miami Beach, FL 33139	42	Licensed hotel	5-year	4.0	5-year	4%	4/15//2022	$350,000

Georgetown: 1000 29th St NW, Washington, DC 20007	79	Licensed hotel	10-year	9.3	10-year	3%	8/1/2022	$500,000

Lafayette: 600 St Charles Ave, New Orleans, LA 70130	60	Licensed hotel	19.4-year	19.0	None	2%	11/1/2022	$300,000

Woodley: 2869 28th Street Northwest, Washington, DC 20008	16	Licensed hotel	10-year	9.5	10-year	2.5%	9/1/2022	$50,000

Washington: 8 Albany Street, New York, NY 10006	217	Licensed hotel	15.2-year	14.9	None	2%	9/20/2022	$5,500,000

Townhouse: 150 20th Street, Miami Beach, FL 33139	70	Licensed hotel	11.2-year	11.1	10-year		3%	3/1/2023	$1,250,000

Tuscany: 120 E 39th Street, New York, NY 10016	125	Licensed hotel	15.0-year	14.8	10-year		2%	1/1/2023	$2,250,000

			Weighted Avg.	Weighted Avg.	Weighted Avg.	(3)	Weighted Avg.

Subtotal Operating Units as of 3/31/2023(2)	1,034		13.0	12.1	16.7		2.6%		$14,015,000

Other Deposits as of 3/31/2023									$2,338,395

Total Deposits (current $112,290, non-current $15,141,105 and $1,100,000 restricted cash)									$16,353,395

Properties added subsequent to 3/31/2023

O Hotel: 819 South Flower Street, Los Angeles, CA 90017	68	Licensed hotel

Bogart: 101 Bogart Street, Brooklyn, NY 11206	65	Licensed hotel

Be Home: 741 8th Avenue, New York, NY 10036	44	Licensed hotel

Trinity: 741 8th 851 South Grand Avenue, Los Angeles, CA 90017	179	Licensed hotel

Condor: 56 Franklin Ave, Brooklyn, NY 11205	35	Licensed hotel

Townhouse Hotel: 150 20th St, Miami Beach, FL 33139	70	Licensed hotel

Hanbee Hotel: 231 Grand St, New York, NY 10013	101	Licensed hotel

MB Hotel: 63 Chrystie St, New York, NY 10002	77	Licensed hotel

Under lease	1,673

(1)	Recorded as restricted cash as posted by a letter of credit.
(2)	Averages are weighted by unit count.
(3)	The average remaining term on our properties, as of March 31, 2023, was 12.1 years, and inclusive of extension options was 16.7 years.

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

Our average deposits / letter of credit by city as of March 31, 2023, were as follows:

Location	Miami Beach	New York	NOLA	DC	LA	Total
Units	252	627	60	95	-	1,034
Deposit / LC	$2,915,000	$10,250,000	$300,000	$550,000	-	$14,015,000
Per Unit	$11,567	$16,348	$5,000	$5,789	-	$13,554
Properties at March 31, 2023	5	4	1	2	-	12

Properties added after March 31, 2023
Units	70	322	-	-	247	639
Properties	1	5	-	-	2	8

Total
Units	322	949	60	95	247	1,673
Properties	6	9	1	2	2	20

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

Property Operations

When we lease a new property, we typically streamline operations versus how its operations were managed by the prior operator that includes, but is not limited to:

●	Reduction of staffing. Over time and as a result of technology changes, legacy properties we lease typically have staffing at levels higher than we typically operate our properties. In addition, we eliminate staffing for areas we do not plan to operate or operate initially, including restaurants, bars, and workout facilities.

●	Hiring quality general manager (or GM). We believe that our operational success is partially related to empowering on-the-ground employees to make decisions and solve guest concerns. This begins with a quality and experienced GM with a background in hospitality.

●	Continual cost benefit analysis. Our lead operational staff have been trained to continuously calculate cost benefit in our operations. Specifically, we are constantly reviewing the return on requested investment capital and the related payback. We do this both at the corporate level as well as the operational level. For example, during lower periods of occupancy we may delay certain maintenance items as during these periods we can remove these units from inventory for a more prolonged period without experiencing any impact to revenues.

Unit Economics

We believe we have one of the lowest per night property-level break-even costs in our markets as a result of leasing our properties at a generational low point. We estimate that the property-level break-even rate for revenue per available room (or “RevPAR”) for our portfolio as of March 31, 2023, was between $140 to $150 a night. We believe RevPAR provides an informative reflection of our business as it combines ADRs (average daily rates) along with occupancy rates. RevPAR for the three months ended March 31, 2023 was $257, well above the property-level break-even level.

The following table shows historical occupancy and RevPAR at our leased properties:

Year	Occupancy	RevPAR
2018	86%	$160
2019	84%	$157
2020	61%	$103
2021	72%	$122
2022	77%	$247
1Q 2023	75%	$257

In late 2021, we began to transition our business to focus on leasing hotel properties in commercially-zoned areas, and we have substantially completed this transition as of the date of the this Quarterly Report. As a result, we believe that our historical financial and operating results, including operating metrics such as occupancy and RevPAR, are not indicative of our future operations and are not comparable to our current strategy. However, we believe that the above table is useful in illustrating the higher RevPAR and improved results that we believe that we will achieve as a result of our transition in business strategy

Regulations Governing Short-Term Rentals

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

As our business has grown, we have implemented additional measures to avoid or minimize the incurrence of such violations in all of our operating cities. These measures include our strategy to build our growing portfolio of accommodation units with the execution of long-term leases for hotels that are commercially zoned and not subject to the regulations applicable to residentially zoned areas. We also continuously refine our booking platforms and related software and data to properly identity each type of unit being marketed on our platforms and to systematically prohibit rental lengths that do not comply with existing regulations in the municipalities in which such units are located.

Given the complexity of short-stay regulations in the cities in which we operate, we generally wound-down the majority of our residential area-located apartment inventory by the end of 2022 as part of the transition of our business strategy. As of March 31, 2023, our accommodation units portfolio is comprised of over 95% hotel units that are not subject to short-stay length regulations or contractual provisions and the balance is comprised of apartment units that are subject to such restrictions. Our portfolio growth strategy involves adding exclusively commercially zoned properties that are not subject to short-stay length regulations and divesting our remaining leases for residential area properties. As a result, the need to comply with local or contractual short-stay length regulations or requirements, and the costs related thereto, have become increasingly less important to our operations.

Results of Operations

	For The Three Months Ended
	March 31,
	2023	2022	% ∆ YoY
Net Rental Revenue	$22,814,175	$9,099,425	151%
Rent Expense	5,421,867	2,282,783
Non-Cash Rent Expense Amortization	1,651,669	255,967
Other Expenses	10,378,765	4,047,412
Total Cost of Revenue	17,452,301	6,586,162	165%
Gross Profit	5,361,874	2,513,263	113%

General and Administrative Expenses	3,627,402	979,606
Non-Cash Stock Compensation Expense	597,569	-
Total Operating Expenses	4,224,971	979,606	331%
Income from Operations	1,136,903	1,533,657	(26)%

Other Income (Expense)
Other Income	39,878	449,913
Cash Interest and Financing Costs	(2,130,605)	(564,137)
Non-Cash Financing Costs	(1,704,549)	-
Total Other Expense	(3,795,276)	(114,224)	3,223%
(Loss) Income Before Provision for Income Taxes	(2,658,373)	1,419,433	(287)%
Provision for Income Taxes	122,161	-
Net (Loss) Income	$(2,780,534)	$1,419,433	(296)%

Three Months Ended March 31, 2023 as compared to Three Months Ended March 31, 2022

Net Rental Revenue

The increase in net rental revenue of 151% for the three months ended March 31, 2023 to $22.8 million as compared to $9.1 million for the three months ended March 31, 2022 was a result of the increase in average units available to rent from 479 for the three months ended March 31, 2022 to 988 for the three months ended March 31, 2023 as well as better RevPAR, or revenue per available room, from $132 for the three months ended March 31, 2022 to $257 for the three months ended March 31, 2023. RevPAR includes both average daily rate, or ADR, and occupancy.

Cost of Revenue

For the three months ended March 31, 2023, the principal component responsible for the increase in our cost of revenue was expenses for our units available to rent, which increased by $10.9 million, or 165%, from $6.6 million in the three months ended March 31, 2022, to $17.5 million in the three months ended March 31, 2023, as a result of increased number of units as well as related increases in property related costs such as utilities, labor, cable / WIFI costs and cost related to greater revenues such as credit card processing fees and commissions.

Gross Profit

The increase in our gross profit of $2.8 million, or approximately 113%, to $5.4 million for the three months ended March 31, 2023, as compared to $2.5 million for the three months ended March 31, 2022, is primarily attributable to greater units and better RevPAR over these periods.

Total Operating Expenses

Total operating expenses incurred for the three months ended March 31, 2023, increased by approximately $3.2 million from the three months ended March 31, 2022. Of this increase, general and administrative expenses increased 270% to $3.6 million as compared to $1.0 million. This increase is primarily related to an increase in payroll, legal and accounting, software costs and supplies in the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. Non-cash stock compensation expense of $0.6 million were included in the three months ended March 31, 2023, that were not included in the three months ended March 31, 2022.

Other Income (Expense)

Total other expense for the three months ended March 31, 2023 was $3.8 million as compared to $0.1 million for the three months ended March 31, 2022. These expenses are due to (a) interest and financing costs related to borrowings for working capital that increased from $0.6 million during the three months ended March 31, 2022 to approximately $2.1 million during the three months ended March 31, 2023, (b) decrease in other income of $0.4 million during the three months ended March 31, 2023 to income of less than $0.1 million from income of $0.4 million for the three months ended March 31, 2022, and (c) non-cash financing costs included in the three months ended March 31, 2023, and not included in the three months ended March 31, 2022.

Liquidity and Capital Resources

The following table provides information about our liquidity and capital resources as of March 31, 2023 and December 31, 2022:

	As of March 31,	As of December 31,
	2023	2022
Cash and Cash Equivalents	$2,880,909	$1,076,402
Other Current Assets	$7,766,676	$10,471,192
Total Current Assets	$10,647,585	$11,547,594
Total Current Liabilities	$24,585,288	$25,439,614
Working Capital (Deficit)	$(13,937,703)	$(13,892,020)

As of March 31, 2023, our cash and cash equivalents balance was $2,880,909 as compared to $1,076,402 at December 31, 2022, and total current assets were $10,647,585 at March 31, 2023, as compared to $11,547,594 at December 31, 2022.

As of March 31, 2023, our company had total current liabilities of $24,585,288 as compared to $25,439,614 at December 31, 2022. Total current liabilities at March 31, 2023 consisted of accounts payable and accrued expenses of $7,277,439 as compared to $6,252,491 at December 31, 2022, rents received in advance of $5,196,743 at March 31, 2023, as compared to $2,566,504 at December 31, 2022, short term business loans of $825,905 at March 31, 2023, as compared to $2,003,015 at December 31, 2022, loans payable of $6,480,294 at March 31, 2023, as compared to $10,324,519 at December 31, 2022 and operating lease liability of $4,682,746 at December 31, 2022, compared to $4,293,085 at December 31, 2022.

As of March 31, 2023, our company had a working capital deficit of $13,937,703 as compared to $13,892,020 at December 31, 2022. Excluding the current portion of leases payable our working capital deficit was $9,254,957 as of March 31, 2023 as compared to $9,598,935 as of December 31, 2022.

We have obtained funding through the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) and Economic Injury Disaster Loans (“EIDL”) totaling $814,244 and $800,000, respectively. We have used these funds for our ongoing operations. We have received forgiveness of $516,225 of the PPP loans and for the balance of these funds we intend to repay them in accordance with the terms of the respective loan agreements or seek forgiveness, as permitted.

We record cash collected prior to stays as “rents received in advance” on our balance sheet as a liability. These collections are then recognized as revenue when guests stay at our properties. In the event that there is a refund in accordance with our refund policy, revenue is not recognized.

We expect that cash on hand, cash flow from operations and cash available from our third-party investor financings will be sufficient to fund our operations during the next 12 months from the date of this Quarterly Report and beyond.

Inflation

Historically, inflation has not had a material effect on our results of operations. However, significant increases in inflation, particularly those related to wages and increases in interest rates could have an adverse impact on our business, financial condition and results of operations.

Cash Flows from Operating Activities

During the three months ended March 31, 2023, we incurred a net loss of $2,780,534 that was primarily related to an increase in security deposits of $3,907,720 and decreased by net non-cash amount of lease expense of $1,651,670 and rents received in advance of $2,630,239, stock compensation expense of $429,996, stock option expense of $167,573, changes in accounts payable and accrued expenses of $1,024,948, accrued income taxes of $122,161, and shares used for operating expense of $884,816. During the three months ended March 31, 2022, we recognized a net income of $1,419,433 that was primarily decreased by processor retained funds of $1,590,117, deferred rent of $951,185 and security deposits of $200,000 and increased by rents received in advance of $610,331 and non-cash amount of lease expense of $1,038,907.

Cash Flow from Investing Activities

During the three months ended March 31, 2023, cash used for the purchase of property and equipment totaled $249,762 and cash generated from the sale of Treasury Bills was $2,692,396.

Cash Flow from Financing Activities

During the three months ended March 31, 2023, net cash used in financing activities of $1,021,408 included net repayments of short-term business loans and debt totaling $1,421,408, reduced by warrant exercises totaling $400,000. During the three months ended March 31, 2022, net cash used by financing activities of $55,191 included net repayments of loans $546,460 and, deferred offering costs of $43,779, partially offset by proceeds from short-term business financing of $370,175.

Subsequent Events

Letter Agreement

On April 16, 2023 we entered into an agreement (the “April 2023 Letter Agreement”) with the holders of our senior secured convertible notes (“Existing Convertible Notes”) totaling approximately $5,000,000 that provides for a two-year extension on maturity of the Existing Convertible Notes to April 15, 2025. In connection with this agreement, we issued the holders’ of the Existing Convertible Notes a new warrant to purchase 1,000,000 shares of common stock at an exercise price of $3.00 per share and a new warrant to purchase 250,000 shares at an exercise price of $4.00 per share (the “New Warrants”).

In addition to the issuance of New Warrants, the holders’ of the Existing Convertible Notes have agreed to a modification of the terms of the Existing Convertible Notes and existing warrants (the “Existing Warrants”) that it holds, the resales of which are registered, that has the effect of increasing the equity capital of the Company through a mandatory conversion feature. Subject to the satisfaction of certain conditions, the Existing Convertible Notes and the Existing Warrants are subject to a mandatory conversion into common stock if the volume-weighted average price of common shares for each of the three trading days prior to the forced conversion is at least equal to the trigger price, as defined in the April 2023 Letter Agreement (the “Trigger Price”). For Existing Warrants and Existing Convertible Notes issued at $2.00 per share, the Trigger Price is $3.00 per share; for Existing Warrants and Existing Convertible Notes issued at $3.00 per share, the Trigger Price is $4.00 per share, and for Existing Warrants and Existing Convertible Notes issued at $4.00 per share, the Trigger Price is $5.50 per share. Among the conditions that must be met prior to a mandatory conversion, in addition to the Trigger Price condition, (i) the resales of the shares underlying the Existing Convertible Notes or Existing Warrants must be registered with the Securities and Exchange Commission (“SEC”); (ii) the aggregate dollar volume of the common stock sold on the principal trading market over the 10 consecutive days prior to conversion is at least $3.75 million; and (iii) no mandatory conversion would cause the holder of the Convertible Notes to beneficially own more than 9.9% of our common stock.

Warrant Exercises

On April 27, 2023, Greenle Partners LLC Series Alpha P.S. (“Greenle Alpha”) and Greenle Partners LLC Series Beta P.S. (“Greenle Beta”, and together with Greenle Alpha, “Greenle”) exercised their rights to purchase an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price of $2.00 per share pursuant to rights underlying certain of its warrants that were issued in connection with prior financings. In connection with such exercise, the Company received aggregate gross proceeds of $2.0 million. On May 2, 2023, Greenle exercised its right to purchase an aggregate of 856,000 shares of the Company’s common stock at an exercise price of $2.00 per share pursuant to rights underlying certain of its warrants that were issued in connection with prior financings. In connection with such exercise, the Company received aggregate gross proceeds of $1.7 million.

EBOL Shares

On April 28, 2023, the Company entered into a Release Agreement, by and between the Company, on the one hand, and Edward Rogers and EBOL Holdings LLC (collectively, the “Investor”), on the other hand (the “Release Agreement”), whereby the Company agreed to issue to the Investor 254,000 shares (the “EBOL Shares”) of the Company’s common stock as consideration for all prior investments and agreements between the Investor and the Company, including, but not limited to, warrants to purchase up to 125,000 shares of the Company’s common stock issued to EBOL Holdings LLC on December 28, 2021, and the Investor agreed to release the Company from any and all liabilities and claims of any nature, which Investor ever had, now has or hereafter may have against the Company.

Convertible Note Conversion

On April 19, 2023, in connection with Greenle Alpha’s conversion of a portion of its outstanding convertible notes, the Company issued 100,000 shares of the Company’s common stock to Greenle Alpha.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

Material Cash Requirements

There have been no material changes to the information in our material cash requirements related to commitments or contractual obligations from those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 31, 2023.

Third-Party Payment Processors

We utilize third-party payment processors to process guest transactions via credit card. Over 95% of our reservations are processed through credit card transactions in which we pay a processing fee. As noted in our financial statements, we maintain cash under “Processor retained funds” on our balance sheet as of March 31, 2023. These reserved funds are cash reserves held back by our processors to offset chargebacks and refunds due to guests. These reserves are intended to provide protection for both our guests and credit card processor with respect to cancellations and refunds. As part of our growth strategy, the large majority of our accommodation units are now rented on a nonrefundable basis, in order to minimize cancellation and refund exposures.

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

Current and future reservations for most of our accommodation units require prepayment upfront. A majority of our reservations require full prepayment at the time the reservation is placed, with the remaining charged at check-in. Payments are processed through third-party credit card processors and marketing and reservation channels. We typically offer both a refundable and nonrefundable rates on each accommodation unit, with approximate 50 - 60% of bookings, on average, choosing the nonrefundable rate. As we are required to reserve only 10% of prepayments under our third-party processor agreements, nonrefundable booking prepayments provide us with operating cash flow. Any advanced reservation, irrespective of when charged, is taken as revenue in the period in which the stay happens, if in a future period is reflected in deferred revenue, and if cancelled is not ultimately realized as revenue.

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

Payment received for the future use of a rental unit is recognized as a liability and reported as rents received in advance on the balance sheets. Rents received in advance are recognized as revenue after the rental unit is occupied by the customer for the agreed upon length of time. The rents received in advance balance as of December 31, 2022 and March 31, 2023, was $2,566,504 and $5,198,743 respectively, and is expected to be recognized as revenue within a one-year period.

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

Commissions

We pay commissions to third-party sales channels to handle the marketing, reservations, collections, and other rental processes for most of our units, which are included in cost of sales on the consolidated statement of operations.

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

We did not have unrecognized tax benefits as of March 31, 2023 and do not expect this to change significantly over the next 12 months. We will recognize interest and penalties accrued on any unrecognized tax benefits as a component of provision for income taxes.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

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

Prior to our initial public offering (“IPO”) consummated on August 11, 2022, we operated as a private, closely held company that was funded by our principals with no third-party investment. As a private company we did not undertake annual audits of our financial statements in the ordinary course, and have not been subject to the rules and regulations that now apply to us following our IPO, including those relating to internal controls and periodic reporting. In connection with our recent audits of our financial statements, we have identified material weaknesses in our internal control over financial reporting with respect to our periodic and annual financial close processes. As historically constituted, our human resources, processes and systems did not enable us to produce accurate financial statements on a timely basis.

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, prior to filing this Quarterly Report on Form 10-Q. Based on this evaluation, and as a result of the material weakness in our internal control over financial reporting described above and as described in our Annual Report, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective at the reasonable assurance level.

(b) Remediation Plan

We commenced a remediation plan which includes the hiring of additional, qualified financial and accounting personnel, and engagement of specialized external resources, including the outsourcing of a portion of our accounting department functions to a qualified accounting firm. We also have formed an audit committee of independent directors. As part of our remediation plan, we also are in the process of adopting other entity-level controls, which includes properly segregating duties among appropriate personnel, education and training of applicable management and financial personnel, and improvements in the process and system used to monitor and track the effectiveness of underlying business process controls.

We continue to execute on our plan to remedy the material weakness, as described above including (i) initiating a full internal review and evaluation of key processes, procedures and documentation and related control procedures, and the subsequent testing of those controls and (ii) implementing policies and procedures focusing on enhancing the review and approval of all relevant data to support our assumptions and judgments in non-routine and complex transactions appropriately and timely and documenting such review and approval. We are early in the process of this remediation. We also have made organizational changes and trained our employees in order to strengthen and improve our internal controls over financial reporting. Full implementation of this plan will require time and the devotion of material resources.

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

(c) Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2023, other than the changes described above in “Remediation Plan,” there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1 - Legal Proceedings

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of our business. We are not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on our business or financial condition.

Item 1A - Risk Factors

As of March 31, 2023, there have been no material changes in our risk factors from those set forth under the heading Part I, “Item 1A. Risk Factors” in Annual Report. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Sales of unregistered securities during the three months ended March 31, 2023 included:

Warrant Exercises

For a discussion of the Warrant Exercises, refer to the discussion under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Warrant Exercises,” which is incorporated by reference into this Item 5.

EBOL Shares

For a discussion of the EBOL Shares, refer to the discussion under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—EBOL Shares,” which is incorporated by reference into this Item 5.

Acorn Shares

For a discussion of the Acorn Shares, refer to the discussion under “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acorn Shares,” which is incorporated by reference into this Item 5.

Convertible Note Conversion

For a discussion of the Convertible Note Conversion, refer to the discussion under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Convertible Note Conversion,” which is incorporated by reference into this Item 5.

Use of Proceeds

The proceeds from the offer, sale, and issuance of shares of common stock described in the preceding paragraphs have been or will be used to fund letter-of-credit based security deposits for our newly leased properties.

Exemptions from Registration

The offer, sale, and issuance of the shares of common stock described in the preceding paragraphs were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was either an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act or had adequate access, through employment, business, or other relationships, to information about the Company.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-262114) filed with the SEC on January 12, 2022).
3.1.1	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
3.1.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-262114) filed with the SEC on January 12, 2022).
3.3*	Certificate of Conversion from LLC to “C” corporation
4.1	Warrant (1,000,000 shares) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2023).
4.2	Warrant (250,000 shares) incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2023).
10.1	April 2023 Letter Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2023).
31.1*	Section 302 Certification by Chief Executive Officer.
31.2*	Section 302 Certification by Chief Financial Officer.
32.1**	Section 906 Certification by Chief Executive Officer.
32.2**	Section 906 Certification by Chief Financial Officer.
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUXURBAN HOTELS INC.

Dated: May 9, 2023	By.	/s/ Brian Ferdinand
Brian Ferdinand
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Dated: May 9, 2023	By.	/s/ Shanoop Kothari
Shanoop Kothari
President, Chief Financial Officer and Secretary
(Principal Financial Officer)