Form 10-Q
period 2023-06-30
LUXURBAN HOTELS INC.
filed 2023-08-08
CIK 1893311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 8, 2023, the registrant had 35,696,591 shares of common stock, $.00001 par value, outstanding. Shares outstanding inclusive of shares committed to be issued but not yet issued as of this date are 44,279,341.

Table of Contents

Part I - Financial Information	1

Item 1 - Financial Statements	1

LUXURBAN HOTELS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)	1

LUXURBAN HOTELS INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)	2

LUXURBAN HOTELS INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND JUNE 30, 2022 (UNAUDITED)	3

LUXURBAN HOTELS INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND JUNE 30, 2022 (UNAUDITED)	4

NOTES TO CONSDENSED CONSOLIDATED FINANCIAL STATEMENTS LUXURBAN HOTELS INC. JUNE 30, 2023	5

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	32

Item 4 - Controls and Procedures	32

Part II - Other Information	34

Item 1 - Legal Proceedings	34

Item 1A - Risk Factors	34

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3 - Defaults Upon Senior Securities	35

Item 4 - Mine Safety Disclosures	35

Item 5 - Other Information	36

Item 6 - Exhibits	37

SIGNATURES	38

i

Part I - Financial Information

Item 1 - Financial Statements.

LUXURBAN HOTELS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and Cash Equivalents	$3,777,678	$1,076,402
Treasury Bills	-	2,661,382
Processor Retained Funds	6,911,532	6,734,220
Channel Retained Funds and Receivables from On-Line Travel Agents (“OTAs”)	5,863,561	-
Prepaid Expenses and Other Current Assets	1,846,433	963,300
Security Deposits - Current	112,290	112,290
Total Current Assets	18,511,494	11,547,594
Other Assets
Furniture, Equipment and Leasehold Improvements, Net	564,053	197,129
Restricted Cash	1,100,000	1,100,000
Security Deposits - Noncurrent	19,366,130	11,233,385
Prepaid Expenses and Other Noncurrent Assets	559,838	559,838
Operating Lease Right-Of-Use Assets, Net	177,480,671	83,325,075
Total Other Assets	199,070,692	96,415,427
Total Assets	$217,582,186	$107,963,021
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Expenses	$6,581,745	$6,252,491
Rents Received in Advance	3,092,972	2,566,504
Short Term Business Financing	1,706,836	2,003,015
Loans Payable - Current	1,456,187	10,324,519
Operating Lease Liabilities - Current	6,020,163	4,293,085
Accrued Income Taxes	2,015,200	-
Total Current Liabilities	20,873,103	25,439,614
Long-Term Liabilities
Loans Payable - Noncurrent	1,448,829	1,689,193
Security Deposit Letter of Credit	3,500,000	2,500,000
Operating Lease Liabilities - Noncurrent	178,312,362	81,626,338
Total Long-Term Liabilities	183,261,191	85,815,531
Total Liabilities	204,134,294	111,255,145
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Common Stock (shares authorized, issued and outstanding - 35,136,591 and 27,691,918, respectively)	351	276
Additional Paid In Capital	64,021,728	17,726,592
Accumulated Deficit	(50,574,187)	(21,018,992)
Total Stockholders’ Equity (Deficit)	13,447,892	(3,292,124)
Total Liabilities and Stockholders’ Equity (Deficit)	$217,582,186	$107,963,021

See accompanying notes to condensed consolidated financial statements.

LUXURBAN HOTELS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2023	2022	2023	2022
Net Rental Revenue	$31,861,098	$10,201,338	$54,675,273	$19,300,763
Rent Expense	4,844,114	2,133,569	10,265,981	4,584,547
Non-Cash Rent Expense Amortization	2,583,272	1,115,180	4,234,941	1,202,902
Other Expenses	14,254,698	4,095,971	24,633,463	8,143,433
Total Cost of Revenue	21,682,084	7,344,720	39,134,385	13,930,882
Gross Profit	10,179,014	2,856,618	15,540,888	5,369,881

General and Administrative Expenses	4,417,237	885,621	7,159,823	1,865,227
Non-Cash Issuance of Common Stock for Operating Expenses	784,314	-	1,669,130	-
Non-Cash Stock Compensation Expense	-	-	429,996	-
Non-Cash Stock Option Expense	204,814	-	372,387	-
Total Operating Expenses	5,406,365	885,621	9,631,336	1,865,227
Income from Operations	4,772,649	1,970,997	5,909,552	3,504,654
Other Income (Expense)
Other Income	58,370	137,154	98,248	587,067
Cash Interest and Financing Costs	(1,189,901)	(595,742)	(3,320,506)	(1,159,879)
Non-Cash Financing Costs	(28,522,740)	-	(30,227,289)	-
Total Other Expense	(29,654,271)	(458,588)	(33,449,547)	(572,812)
(Loss) Income Before Provision for Income Taxes	(24,881,622)	1,512,409	(27,539,995)	2,931,842
Provision for Income Taxes	1,893,039	750,000	2,015,200	750,000
Net (Loss) Income	$(26,774,661)	$762,409	$(29,555,195)	$2,181,842
Basic and Diluted (Loss) Earnings Per Common Share	$(0.78)	$0.04	$(0.94)	$0.10
Basic and Diluted Weighted Average Number of Common Shares Outstanding	34,291,045	21,675,001	31,490,759	21,315,747

See accompanying notes to condensed consolidated financial statements.

LUXURBAN HOTELS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Members’ Deficit	Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance - December 31, 2022	27,691,918	$276	$-	$17,726,592	$(21,018,992)	$(3,292,124)
Net Loss	-	-	-	-	(2,780,534)	(2,780,534)
Non-Cash Stock Compensation Expense	166,665	2	-	429,994		429,996
Non-Cash Option Compensation Expense	-	-	-	167,573	-	167,573
Issuance of Shares for Operating Expenses	433,881	4	-	884,812	-	884,816
Conversion of Loans	900,000	9	-	2,699,991	-	2,700,000
Warrant Exercise	200,000	2	-	399,998	-	400,000
Loss on Debt Extinguishment	-	-	-	58,579	-	58,579
Balance - March 31, 2023	29,392,464	$293	$-	$22,367,539	$(23,799,526)	$(1,431,694)
Net Loss	-	-	-	-	(26,774,661)	(26,774,661)
Non-Cash Stock Option Expense	-	-	-	204,814	-	204,814
Conversion of Loans	2,278,975	23	-	4,989,607	-	4,989,630
Issuance of Shares for Operating Expenses	276,525	2	-	784,311	-	784,313
Warrant Exercise	2,356,251	24	-	4,912,478	-	4,912,502
Issuance of Shares to Satisfy Loans	58,088	1	-	157,999	-	158,000
Issuance of Shares for Deferred Compensation	160,036	2	-	467,214	-	467,216
Issuance of Shares for Revenue Share Agreements	614,252	6	-	1,704,543	-	1,704,549
Termination of Revenue Share Agreement Adjustment	-	-	-	28,174,148	-	28,174,148
Modification of Warrants	-	-	-	259,075	-	259,075
Balance - June 30, 2023	35,136,591	$351	$-	$64,021,728	$(50,574,187)	$13,447,892

Balance - December 31, 2021	-	$-	$(11,214,050)	$-	$-	$(11,214,050)
Cumulative effect changes in accounting principle	-	-	(414,373)	-	-	(414,373)
Conversion to C Corp	21,675,001	216	11,628,423	-	(11,628,639)	-
Net Income	-	-	-	-	1,419,433	1,419,433
Balance - March 31, 2022	21,675,001	$216	$-	$-	$(10,209,206)	$(10,208,990)
Net Income	-	-	-	-	762,409	762,409
Balance - June 30, 2022	21,675,001	$216	$-	$-	$(9,446,797)	$(9,446,581)

See accompanying notes to condensed consolidated financial statements.

LUXURBAN HOTELS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND JUNE 30, 2022

(UNAUDITED)

	June 30,
	2023	2022
Net (Loss) Income	$(29,555,195)	$2,181,842
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Non-cash stock compensation expense	897,212	-
Non-cash stock option expense	372,387	-
Depreciation expense	31,847	2,556
Shares issued for operating expenses	1,669,130	-
Non-cash lease expense	13,752,266	5,787,499
Gain on sale of Treasury Bills	(31,014)	-
Issuance of Shares for Revenue Share Agreement	1,704,549	-
Termination of Revenue Share Agreement	28,174,148	-
Modification of Warrants	259,074	-
Non-cash Financing Changes Associated with Short Term Business Financing	146,682	-
Loss on Debt Extinguishment	58,579	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Processor retained funds	(177,312)	(4,559,391)
Channel retained funds and receivables from OTAs	(5,863,561)	-
Prepaid expense and other assets	(883,133)	(346,272)
Security deposits	(8,132,745)	(2,731,000)
(Decrease) Increase in:
Accounts payable and accrued expenses	329,254	1,091,687
Operating lease liabilities	(9,494,760)	(5,535,782)
Rents received in advance	526,468	2,251,152
Accrued Income Taxes	2,015,200	750,000
Net cash used in operating activities	$(4,200,924)	$(1,107,709)

Cash Flows from Investing Activities
Purchase of Furniture and Equipment and Leaseholds	(398,771)	-
Proceeds from the sale of Treasury Bills	2,692,396	-
Net cash provided by investing activities	$2,293,625	$-

Cash Flows from Financing Activities
Deferred offering costs - net	-	(462,546)
Repayments of short term business financing - net	(442,861)	(810,519)
Warrant Exercises	5,312,502	-
(Repayments of) proceeds from loans payable - net	(261,066)	2,374,332
Net cash provided by financing activities	$4,608,575	$1,101,267
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	2,701,276	(6,442)

Cash and Cash Equivalents and Restricted Cash - beginning of the period	2,176,402	1,106,998
Cash and Cash Equivalents and Restricted Cash - end of the period	$4,877,678	$1,100,556
Cash and Cash Equivalents	$3,777,678	$556
Restricted Cash	1,100,000	$1,100,000
Total Cash and Cash Equivalents and Restricted Cash	$4,877,678	$1,100,556

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,292,268	$1,010,688
Noncash operating activities:
Acquisition of New Operating Lease Right-of-Use Assets	$99,044,656	$-
Noncash financing activities:
Conversion of debt to common stock and additional paid-in capital	$7,847,630	$-

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONSDENSED CONSOLIDATED FINANCIAL STATEMENTS
LUXURBAN HOTELS INC.
June 30, 2023

1 - DESCRIPTION OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

LuxUrban Hotels Inc. (“LUXH” or the “Company”) utilizes an asset light business model to lease entire hotels on a long-term basis and rent out hotel rooms in the properties it leases. The Company currently manages a portfolio of hotel rooms in New York, Washington D.C., Miami Beach, New Orleans and Los Angeles.

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

All significant intercompany accounts and transactions have been eliminated in consolidation.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation — The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 31, 2023. Results of operations for the three months and six months ended June 30, 2023 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2023. The consolidated balance sheet at June 30, 2023 was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise.

b.	Revenue Recognition — The Company’s revenue is derived primarily from the rental of units to its guests. The Company recognizes revenue when obligations under the terms of a contract are satisfied and control over the promised goods and services is transferred to the guest. For the majority of revenue, this occurs when the guest occupies the unit for the agreed upon length of time and receives any services that may be included with their stay. Revenue is measured as the amount of consideration it expects to receive in exchange for the promised goods and services. The Company recognizes any refunds and allowances as a reduction of rental income in the consolidated statements of operations.

The Company accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 which was adopted at the beginning of fiscal year 2018 using the modified retrospective method. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the effect was immaterial.

Payment received for the future use of a rental unit is recognized as a liability and reported as rents received in advance on the balance sheets. Rents received in advance are recognized as revenue after the rental unit is occupied by the customer for the agreed upon length of time. The rents received in advance balance as of June 30, 2023 and December 31, 2022, was $3,092,972 and $2,566,504, respectively and is expected to be recognized as revenue within a one-year period.

c.	Use of Estimates — The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

d.	Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2023, the Company had cash and cash equivalents of $3,777,678. The Company had $1,076,402 cash equivalents as of December 31, 2022.

e.	Fair Value of Financial Instruments — The carrying amount of cash and cash equivalents, processor retained funds, security deposits, accounts payable and accrued expenses, rents received in advance, channel retained funds and receivables from OTAs, and short-term business financing advances approximate their fair values as of June 30, 2023 and December 31, 2022 because of their short term natures.

f.	Commissions — The Company pays commissions to third-party sales channels to handle the marketing, reservations, collections, and other rental processes for most of the units. For the three months and six months ended June 30, 2023, commissions were $1,482,609 and $4,556,142, respectively as compared to $1,393,128 and $2,690,298 for the three months and six months ended June 30, 2022, respectively. These expenses are included in cost of revenue in the accompanying consolidated statement of operations.

g.	Income Taxes — In accordance with GAAP, the Company follows the guidance in FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition and measurement of a tax position taken or expected to be taken in a tax return.

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

For the three and six months ended June 30, 2023, the Company recorded a tax provision of $1,893,039 and $2,015,200, respectively. For the three and six months ended June 30, 2022, the Company recorded a provision of $750,000 and $750,000, respectively,

h.	Sales Tax — The majority of sales tax is collected from customers by our third-party sales channels and remitted to governmental authorities by these third-party sales channels. For any sales tax that is the Company’s responsibility to remit, the Company records the amounts collected as accrued expenses and relieves such liability upon remittance to the taxing authority. Rental income is presented net of any sales tax collected. As of June 30, 2023 and December 31, 2022, the Company accrued sales tax payable of $523,220 and $229,371, respectively and it is included in accounts payable and accrued expenses in the consolidated balance sheet.

i.	Paycheck Protection Program Loan (“PPP”) — As disclosed in Note 3, the Company has chosen to account for the loan under FASB ASC 470, Debt. Repayment amounts due within one year are recorded as current liabilities, and the remaining amounts due in more than one year, if any, as other liabilities. In accordance with ASC 835, Interest, no imputed interest is recorded as the below market interest rate applied to this loan is governmentally prescribed. If the Company is successful in receiving forgiveness for those portions of the loan used for qualifying expenses, those amounts will be recorded as a gain upon extinguishment as noted in ASC 405, Liabilities.

j.	Earnings Per Share (“EPS”) — Basic net loss per share is the same as diluted net loss per share for the three and six months ended June 30, 2023 because the inclusion of potential shares of common stock would have been anti-dilutive for the periods presented. For the three months and six months ended June 30, 2022, the Company had no common stock equivalents and as a result, basic and diluted shares are the same.

k.	Liquidity — The accompanying financial statements have been prepared in conformity with GAAP, which contemplates continuation as a going concern. As reflected in the accompanying statement of operations, for the three months and six months ended June 30, 2023, the Company had a net loss of $26,774,661 and $29,555,195, respectively and includes $28,522,740 and $30,227,289 of non-cash financing charges, respectively. In addition, the Company has also sustained significant losses in prior years. Our working capital deficit as of June 30, 2023, was $2,361,609. Of our deficit at June 30, 2023, excluding $6,020,163 which is related to lease accounting without a corresponding related recognition of a current asset as required by U.S. GAAP turns to a positive $3,658,554. Cash on-hand as well as results from future operations are expected to provide sufficient capital to fund operations for the next twelve months and beyond. These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

The adoption of the new lease standard had a significant impact on the Consolidated Balance Sheets, resulting in the recognition on January 1, 2022 a right-of-use asset of $36,304,289, current lease liabilities of $7,370,890 and long-term lease liabilities of $29,884,584. In addition, the Company recognized $414,373 cumulative effect adjustment to retained earnings on the Consolidated Statements of Shareholders’ Equity related to the unamortized deferred lease costs incurred in prior periods that do not meet the definition of initial direct costs under Topic 842. The adoption of Topic 842 did not have a significant impact on the lease classification or a material impact on the Consolidated Statements of Operations.

The components of the right-of-use assets and lease liabilities as of June 30, 2023 and December 31, 2022 were as follows:

At June 30, 2023 and December 31, 2022, supplemental balance sheet information related to leases were as follows:

	June 30, 2023	December 31, 2022
Operating lease right of use assets, net	$177,480,671	$83,325,075
Operating lease liabilities, current portion	$6,020,163	$4,293,085
Operating lease liabilities, net of current portion	$178,312,362	$81,626,338

At June 30 2023, future minimum lease payments under the non-cancelable operating leases are as follows:

Twelve Months Ending June 30,
2024	$24,876,852
2025	25,952,395
2026	26,668,314
2027	24,584,479
2028	23,318,299
Thereafter	229,191,543
Total lease payment	$354,591,882
Less interest	(170,259,357)
Present value obligation	184,332,525
Short-term liability	6,020,163
Long-term liability	178,312,362

The following summarizes other supplemental information about the Company’s operating lease:

June 30,
2023
Weighted average discount rate	10.5%
Weighted average remaining lease term (years)	16.6 years

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Operating lease cost	$7,295,880	$13,752,266
Short-term lease cost	$131,506	$748,656
Total lease cost	$7,427,386	$14,500,922

4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued expenses totaled $6,581,745 and $6,252,492 as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, the balance consisted of approximately $1,405,000 of accrued payroll and related liabilities, $975,000 of legal exposure, $847,000 of tax exposure, $347,000 for printing, $265,000 of credit cards payable, $857,000 professional fees, $890,000 for utilities, $289,000 for repairs and maintenance, $302,000 for linens and sundries, $269,000 for cleaning expense, and $136,000 of other miscellaneous items. As of December 31, 2022, the balance consisted of approximately $1,570,000 of accrued payroll and related liabilities, $1,002,000 of accrued interest, $805,000 of legal exposure, $572,000 of commissions, $507,000 of credit cards payable, $495,000 professional fees, $371,000 in sales and real estate taxes, $104,000 of rent, $268,000 in costs related to the initial public offering, $265,000 of legal and accounting fees, $135,000 of director fees, and $158,000 of other miscellaneous items. As of June 30, 2023, the Company has accrued income taxes of $2,015,200. There were no accrued income taxes as of December 31, 2022.

Of the legal amounts accrued, the company believes the accrual best estimates the most likely outcomes of these matters however the range of outcomes could be between $900,000–$1,500,000.

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

Accrued interest at June 30, 2023 and December 31, 2022, was $747 and $5,571, respectively, and is included in accounts payable and accrued expenses in the consolidated balance sheets.

Future minimum principal repayments of the SBA — PPP loans payable are as follows:

For the Twelve Months Ending June 30,
2024	$276,658

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

The outstanding balance at June 30, 2023 and December 31, 2022, was $794,134 and $800,000, respectively.

Accrued interest at June 30, 2023 was $27,644 and is included in accounts payable and accrued expenses in the consolidated balance sheets.

Future minimum principal repayments of the SBA — EIDL loans payable are as follows:

For the Twelve Months Ending June 30,
2024	$17,000
2025	15,106
2026	15,682
2027	16,280
2028	16,902
Thereafter	713,164
Total	$794,134

7 - SHORT-TERM BUSINESS FINANCING

The Company entered into multiple short-term factoring agreements related to future credit card receipts to fund operations. The Company is required to repay this financing in fixed daily payments until the balance is repaid. Fees associated with this financing have been recognized in interest expense in the accompanying consolidated statement of operations. As of June 30, 2023 and December 31, 2022, the outstanding balance on these merchant cash advances net of unamortized costs was $1,706,836 and $2,003,015, respectively and is expected to be repaid within twelve months.

8 - LOANS PAYABLE

Loans payable consist of the following as of:

	June 30, 2023	December 31, 2022
Original borrowings of $250,000, bears interest at 1%, requires no payments until maturity in January 2024	-	210,500
Original payable of $151,096 with additional net borrowings of $252,954, requires monthly payments of $1,500 until total payments of $404,050 have been made	365,020	392,044
Original payable of $553,175 with additional net borrowings of $72,237, requires monthly payments of $25,000 until total payments of $625,412 have been made	400,000	450,000
Original payable of $492,180 with additional net borrowings of $620,804 requires monthly payments of $25,000 until total payments of $1,112,984 have been made	865,618	865,618
Borrowings of $9,075,000 and unamortized original issue discount of $638,388, bears interest at 5%, requires no payments until maturity in May 2023 (“Investor Notes”) subsequently modified on April 16, 2023 (see Note 16). In addition, all of the revenue share agreements related to these notes have been terminated for issuances of stock	-	8,275,040
Original borrowings of $60,000, bears interest at 1%, requires no payments until maturity in January 2024	60,000	60,000
Original amounts due of $195,000, related to services provided by a vendor, requires monthly payments of $10,000 through May 2022, then monthly payments of $25,000 through August 2022 at which time any remaining balance is due	20,000	65,000
Original borrowing of $119,224 with monthly payments $14,903	-	119,224
Other borrowing	28,610	225,929
Less: Current maturities	1,162,529	7,261,723
	$576,720	$3,401,632

Future minimum principal repayments of the loans payable are as follows:

For the Twelve Months Ending June 30,
2024	$1,162,529
2025	576,720
Loans payable	$1,739,249

9 - LOANS PAYABLE — RELATED PARTIES

Loans payable — related parties consists of the following:

	June 30,	December 31,
	2023	2022
Original borrowings of $496,500, bears interest at 6%. Lender is a stockholder of the Company	$-	$238,000
Less: Current maturities	-	238,000
	$-	$-

In May of 2023, the company issued 58,088 shares of common stock to repay this loan.

10 - CONVERTIBLE NOTES

On February 17, 2023, we entered into an exchange agreement with investors pursuant to which all principal, interest and prepayment premium outstanding under a nonconvertible 15% original issue discount (“OID”) note with private investors, which was exchanged for a convertible note in the principal amount of $2,079,686 and having a maturity date of August 17, 2023. This transaction was treated as an extinguishment of debt, and the Company recorded a loss of $58,579 as a result in February of 2023. As a result of this transaction, we recorded the value of convertible feature using the Black-Scholes valuation model. In March 2023, we repaid $808,000 of the principal amount and subsequent to this repayment the balance of the notes converted to equity. As of June 30, 2023, none of the notes remains outstanding.

11 - LINE OF CREDIT

In February 2019, the Company entered into a line of credit agreement in the amount of $95,000. The line bears interest at prime, 8.25% as of June 30, 2023, plus 3.49%. The line matures in February 2029. Outstanding borrowings were $94,975 as of June 30, 2023 and December 31, 2022.

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

13 - RELATED PARTY TRANSACTIONS

Consulting services related to the management of the Company, including overseeing the leasing of additional units and revenue management, were provided to the Company through a consulting agreement with SuperLuxMia LLC, a consulting firm owned by the Chief Executive Officer and Chairman of the Company. For the three and six months ended June 30, 2023, these consulting fees of the Company were zero. For the three and six months ended June 30, 2022, these consulting fees of the Company were zero and $192,000, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

Under the terms of the Note Extension and Conversion Agreement, Greenle has agreed to convert from time to time up to $3,000,000 aggregate principal amount of the Notes into up to 1,000,000 shares of our common stock (the “Conversion Shares”) at the conversion price of $3.00 per share prescribed by the Notes. Additionally, Greenle agreed that the payment date of certain of our notes in the aggregate principal amount of $1,250,000, maturing on January 30, 2023, shall be extended to March 1, 2023, which was subsequently extended further to April 15, 2025 pursuant to a Letter Agreement, dated April 16, 2023, by and between Greenle and the Company. In February of 2023, the entire $3,000,000 was converted into shares of the Company’s common stock. As part of this conversion, Ferdinand provided 874,474 Conversion Shares to Greenle.

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

15 - MAJOR SALES CHANNELS

The Company uses third-party sales channels to handle the reservations, collections, and other rental processes for most of the units. These sales channels represented over 90% of total revenue during the three months and six months ended June 30, 2023 and June 30, 2022, respectively. The loss of business from one or a combination of the Company’s significant sales channels, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

16 - STOCK OPTIONS AND WARRANTS

Options

During the six months ended June 30, 2023, the Company granted options to purchase an aggregate of 75,000 shares of common stock under the Company’s 2022 performance equity plan with a weighted average exercise price of $2.61.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model using the assumptions noted as follows: expected volatility was based on the historical volatility of a peer group of companies; the expected term of options granted was determined using the simplified method under SAB 107, which represents the mid-point between the vesting term and the contractual term; and the risk-free rate is calculated using the U.S. Treasury yield curve and is based on the expected term of the option.

The Black-Scholes option pricing model was used with the following weighted assumptions for options granted during the period:

Schedule of Black-Scholes option pricing model was used with the following weighted assumptions for options granted

June 30, 2023
Risk-free interest rate	0.52 – 4.92%
Expected option life	6 months – 48 months
Expected volatility	39.77 – 66.59%
Expected dividend yield	-%
Exercise price	$1.40 – 4.00

The following table summarizes stock option activity for the three months ended June 30, 2023:

Schedule of stock option activity

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,910,484	$2.55	9.8	$-
Granted	75,000	2.61
Exercised	-	-
Expired	-	-
Forfeited	(259,158)	2.03
Outstanding at June 30, 2023	1,726,326	$2.63	9.2	$1,472,448
Exercisable at June 30, 2023	50,000	$3.05	4.9	$5,000

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expense of $204,814 for the three months ended June 30, 2023 and $372,387 for the six months ended June 30, 2023. No stock compensation expense was recorded during the three and six months ended June 30, 2022. Unamortized option expense as of June 30, 2023, for all options outstanding amounted to $1,393,537. These costs are expected to be recognized over a weighted average period of 2.1 years.

A summary of the status of the Company’s nonvested options as of June 30, 2023, is presented below:

Nonvested options

	Number of Nonvested Options	Weighted Average Grant Date Fair Value
Nonvested options at December 31, 2022	1,910,484	$2.55
Granted	75,000	2.61
Forfeited	(259,158)	2.03
Vested	50,000	3.05
Nonvested options at June 30, 2023	1,676,326	2.62

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

On April 16, 2023 in conjunction with an agreement with certain lenders, we issued 1,000,000 warrants with an exercise price of $3.00 per share and 250,000 warrants with an exercise price of $4.00 per share. Under this agreement, these lenders would be forced to convert under trigger prices ranging between $3.00 per share - $4.00 per share. On June 19, 2023, we modified this agreement to convert all of related outstanding debt within two trading days in exchange for a reduction in the exercise price of these warrants from $3.00 or $4.00 per share to $2.50 per share. In conjunction with these transactions we recorded non-cash financing expenses of $259,074.

The following table summarizes warrant activity for the six months ended June 30, 2023:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	3,018,250	$2.64	4.8	$-
Issued	1,500,000	2.75
Exercised	(2,556,250)	2.08	-
Expired	-	-	-
Outstanding at June 30, 2023	1,962,000	$3.46	4.5	$552,500
Exercisable at June 30, 2023	1,712,000	$3.38	4.4	$552,500

During the six months ended June 30, 2023, 1,500,000 shares were issued from the exercise of warrants.

17 - Revenue Share Exchange

Under the terms of agreements entered into with Greenle, we were obligated to make quarterly payments (each a “Revenue Share”) to Greenle based on certain percentages of the revenues generated by certain of our leased properties during the term of the applicable leases (including any extensions thereof).

As previously reported, on February 13, 2023, the Company and Greenle entered into an agreement pursuant to which certain Revenue Share payments for 2023 were converted into an obligation to issue shares of our common stock to Greenle in the amounts prescribed therein (the “February 2023 Revenue Share Agreement”), with all future Revenue Share obligations accruing on and after January 1, 2024 remaining in place.

On May 21, 2023, we entered into a further agreement with Greenle (the “May 2023 Revenue Share Exchange Agreement”) pursuant to which the right to receive any and all Revenue Share with respect to any property or operations of the Company has been terminated in its entirety for 2024 and forever thereafter, and Greenle shall not be entitled to receive any payment therefor (other than the remaining periodic share issuances and cash payments under the February 2023 Revenue Share Agreement, all of which shall be completed by January 1, 2024).

In consideration for the termination of the Revenue Share for 2024 and thereafter, we agreed to issue to Greenle, from time to time, in each case, at Greenle’s election upon 61 days’ prior written notice delivered to us on and after September 1, 2023 and before August 31, 2028, up to an aggregate of 6,740,000 shares of our common stock (the “Agreement Shares”). As a result of this transaction, we recorded interest expense of $28,174,148 in the period.

18 - SUBSEQUENT EVENTS

Warrant Exercises

On July 5, 2023 and July 11, 2023, Greenle exercised its right to purchase an aggregate of 160,000 and 400,000 shares, respectively, of the Company’s common stock at an exercise price of $2.50 per share pursuant to rights underlying certain of its warrants that were issued pursuant to the April 2023 Letter Agreement. In connection with such exercise, the Company received aggregate gross proceeds of $1,400,000.

Wyndham Transaction

On August 2, 2023, the Company entered into several agreements, including seventeen franchise agreements (each, a “Franchise Agreement”), with certain affiliates of Wyndham Hotels & Resorts, Inc. (collectively, “Wyndham”) pursuant to which the following hotels operated by the Company (the “Initial Properties”) will become part of the Trademark Collection® by Wyndham and Travelodge by Wyndham brands while staying under the operational control of the Company:

Hotel Name	Location	Number of Rooms
The Blakely Hotel	New York City	117
The Herald Hotel	New York City	167
The Washington	New York City	217
The Astor	Miami	42
The Impala Hotel	Miami	17
La Flora	Miami	31
BeHome	New York City	44
The Bogart Hotel	New York City	65
The Lafayette	New Orleans	60
Georgetown Residences	Washington, DC	80
The Variety	Miami	68
12th and Ocean Apartments	Miami	24
Townhouse Hotel Miami Beach	Miami	70
O Hotel	Los Angeles	68
Hotel 57	New York City	216
Condor Hotel	New York City	35
Tuscany	New York City	125

The Company expects rebranding of the Initial Properties, including the Initial Properties’ use of Wyndham booking channels, to be completed by December 2023.

The Franchise Agreements have initial terms of 15 to 20 years and require Wyndham to provide financial, sales and operational-related support with respect to the Initial Properties. The Franchise Agreements contain customary representations, warranties, covenants, indemnification, liquidated damages and other terms for transactions of a similar nature, including customary membership and marketing fees in an initial aggregate amount of 6.0% of gross room revenue, increasing to 6.5% of gross room revenue over the term of the Franchise Agreements.

Pursuant to the Franchise Agreements, the Company agreed to make certain property improvements, modifications and maintenance items (collectively, “Capital Improvements”), which the Company expects to complete over the next twelve months. In exchange for these Capital Improvements, Wyndham will provide capital through development advance notes (“Key Money”) to the Company for these Capital Improvements, which the Company expects will provide significant working or growth capital to the Company. Consistent with market practice, such Key Money will be evidenced by certain promissory notes with customary amortization and repayment terms. In conjunction with the Company’s entry into the Franchise Agreements, the Company paid a one-time, initial, nonrefundable franchise fee to Wyndham.

As a result of entering into the Franchise Agreements, the Company expects to be subject to significantly reduced booking fees, inclusive of franchise and other fees, as a result of using the Wyndham booking platform. Conversely, to the extent that the Company continues to use third party online travel agencies for bookings, the Company expects to benefit from Wyndham’s lower online travel agency commission rates, while paying franchise fees and other fees on such booking activity, as a result of the Company’s entry into the Franchise Agreements. The Company expects that the net impact of the Franchise Agreements will be a material reduction to such fees in comparison to the Company’s previous operations.

In addition to the Initial Properties, the Company and Wyndham are in the process of reviewing a pipeline of properties currently under letter of intent, already executed lease, or subject to an executed lease with the Company (such properties, “Pipeline Properties”). To the extent that the Company ultimately enters into master leasing agreements with respect to any such Pipeline Properties, the Company has set up a general framework to bring new LuxUrban properties onto the Wyndham platform and expects to add such Pipeline Properties to both the Company’s and Wyndham’s booking platforms. The Franchise Agreements provide for future commitments to Wyndham, and in return Wyndham has agreed to fund capital to the Company via Key Money on a property-by-property basis, which the Company expects will provide significant working or growth capital to the Company. The Company expects that any such working or growth capital provided by Wyndham will offset a percentage of the deposit money required. Wyndham has the ability to accept or reject properties to the platform on a property by property basis, subject to certain conditions, with a three-year right of first refusal.

In conjunction with the Company’s entry into the Franchise Agreements and the positive impact such Franchise Agreements are expected to have on the Company, including the reduced costs mentioned above, the Company agreed to terms that incentivize Brian Ferdinand, the Company’s Chairman and Chief Executive Officer, to remain with the Company for an extended period of time, including the requirement of Brian Ferdinand to personally guaranty (the “Key Man Terms”) the Company’s obligations under the Franchise Agreements and Key Money during the term of the Franchise Agreements, with the ability of the Company to remove the Key Man Terms after five years.

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

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those risk factors described in “Item 1A. Risk Factors” of our Annual Report, elsewhere in this Form 10-Q and any updates to those factors as set forth in this and subsequent Quarterly Reports on Form 10-Q or other public filings with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

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

Overview

We utilize an asset light business model to lease entire hotels on a long-term basis and rent out hotel rooms in the properties we lease. We currently manage a portfolio of hotel rooms in New York, Washington D.C., Miami Beach, New Orleans and Los Angeles. With recent hotel rooms becoming available, as of August 8, 2023, we have approximately 1,625 units under lease. We believe the pandemic created, and current economic conditions present, a historic opportunity for us to lease dislocated and underutilized hotels at favorable economics for our company.

We have plans to expand both domestically and internationally. At this time, London is the next city targeted for expansion.

We strive to improve operational efficiencies by leveraging proprietary technology to identify, lease, manage, and market globally the hotel space we lease to business and vacation travelers through our online portal and third-party sales and distribution channels. Our top three sales channels represented over 90% of revenue during the three months ended June 30, 2023.

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

Property Summary

We enter into triple net leases in which we are responsible for all of the costs on the property outside of exterior structural maintenance. As of June 30, 2023, we leased 12 properties with 1,086 units available for rent. As of August 8, 2023, we leased 15 properties with 1,411 units available for rent. As of August 8, 2023, including properties under lease but not yet available for rent we leased 17 properties with 1,625 units. Our portfolio of properties as of August 8, 2023, was as follows:

Property	# of Units	Property Type	Lease Term	Lease Remaining at June 30, 2023 (years)	Extension Option	Annual Escalation	Date Commenced	Security Deposit or Letter of Credit
1200 O: 1200 Ocean Dr, Miami Beach, FL 33139	24	Entire building, licensed for hotel like Rentals	10-year	3.5	None	3%	12/31/2016	$485,000

Blakely: 136 W 55th St, New York, NY 10105(1)	117	Licensed hotel	15-year	13.3	10-year	3%	11/1/2021	$1,000,000

Herald: 71 W 35th St, New York, NY 10001	168	Licensed hotel	15-year	13.9	None	3%	6/2/2022	$1,500,000

Variety: 1700 Alton Rd, Miami Beach, FL 33139	68	Licensed hotel	5.5-year	3.3	None	3%	3/26/2021	$550,000

Impala / Flora: 1228 Collins Ave, Miami Beach, FL 33139	48	Licensed hotel	5-year	3.3	10-year	3%	10/1/2021	$515,000

Astor: 956 Washington Ave, Miami Beach, FL 33139	42	Licensed hotel	5-year	3.8	5-year	4%	4 /15//2022	$350,000

Georgetown: 1000 29th St NW, Washington, DC 20007	79	Licensed hotel	10-year	9.1	10-year	3%	8/1/2022	$500,000

Lafayette: 600 St Charles Ave, New Orleans, LA 70130	60	Licensed hotel	19.4-year	18.8	None	2%	11/1/2022	$300,000

O Hotel: 819 South Flower Street, Los Angeles, CA 90017	68	Licensed hotel	15-year	14.8	5-year	3%	4/1/2023	$103,000

Washington: 8 Albany Street, New York, NY 10006	217	Licensed hotel	15.2-year	14.7	None	2%	9/20/2022	$6,101,341

Property	# of Units	Property Type	Lease Term	Lease Remaining at June 30, 2023 (years)	Extension Option	Annual Escalation	Date Commenced	Security Deposit or Letter of Credit
Townhouse: 150 20th Street, Miami Beach, FL 33139	70	Licensed hotel	11.2-year	10.9	10-year	3%	3/1/2023	$1,250,000

Tuscany: 120 E 39th Street, New York, NY 10016	125	Licensed hotel	15.0-year	14.5	10-year	2%	1/1/2023	$2,250,000

				Weighted Avg(2)	Weighted Avg(2)	Weighted Avg(2)
As of June 30, 2023
Subtotal Operating Units(2)	1,086			12.1	16.6	2.7%		$14,904,341

Properties operating subsequent to 6/30/2023 (deposits made prior to 6/30/23)

Bogart: 101 Bogart Street, Brooklyn, NY 11206	65	Licensed hotel						$750,000

Be Home: 741 8th Avenue, New York, NY 10036	44	Licensed hotel						$100,000

Hotel 57: 130 E 57th St, New York, NY 10022	216	Licensed hotel						$2,500,000

As of August 8, 2023
Subtotal Operating Units(2)	1,411							$18,254,341

Other Deposits								$2,324,079

Total Deposits (current $112,290, restricted cash $1,100,000 and non-current $19,366,130)								$20,578,420

Properties under lease, not operating

Trinity: 741 8th 851 South Grand Avenue, Los Angeles, CA 90017	179

Condor: 56 Franklin Ave, Brooklyn, NY 11205	35

Under lease	1,625

(1)	Recorded as restricted cash as posted by a letter of credit.
(2)	Averages are weighted by unit count

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

Our average deposits / letter of credit by city as of June 30, 2023, were as follows:

Location	Miami Beach	New York	NOLA	DC	LA	Total
Units	252	627	60	79	68	1,086
Deposit / Letter of Credit	$3,150,000	$10,851,341	$300,000	$500,000	$103,000	$14,904,341
Per Unit	$12,500	$17,307	$5,000	$6,329	$1,515	$13,554
Properties at June 30, 2023	5	4	1	1	1	12

Properties added after June 30, 2023
Units	-	325	-	-	-	325
Properties	-	3	-	-	-	3
Total
Units	252	952	60	95	247	1,625
Properties	5	8	1	2	2	15

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

Unit Economics

We believe we have one of the lowest per night property-level break-even costs in our markets as a result of leasing our properties at a generational low point. We estimate that the property-level break-even rate for revenue per available room (or “RevPAR”) for our portfolio as of June 30, 2023, was between $150 to $160 a night. We believe RevPAR provides an informative reflection of our business as it combines ADRs (average daily rates) along with occupancy rates. RevPAR for the six months ended June 30, 2023 was $291, well above the property-level break-even level.

The following table shows historical occupancy and RevPAR at our leased properties:

Year	Occupancy	RevPAR
2018	86%	$160
2019	84%	$157
2020	61%	$103
2021	72%	$122
2022	77%	$247
2023 YTD	80%	$291

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

We launched our New York City operations in late 2019. Cities, such as New York City, have been diligent in the implementation and enforcement of short-stay rental regulations to ensure the safety of its communities and housing availability and affordability. Typically these regulations prohibit rentals having durations of less than 30 days. As the COVID-19 global pandemic, and related travel restrictions and shutdowns, emerged, New York City implemented unprecedented eviction moratoriums. As a result of our operations and the pandemic, we historically experienced violations of short-term rental regulations in some of our units located in residentially zoned areas, including those caused by subtenants who illegally occupy some of our units beyond their rental term (i.e., “squatters”), and, in some cases, illegally “sublet” our units to others. In these circumstances, we took legal measures to reclaim our units, including filing lawsuits seeking orders of removal, and notifying the applicable authorities. Given existing state and local government policy, as well as pandemic-affected resource limitations within the courts, we received limited relief. As part of our going-forward strategy, we have divested ourselves of all leases of residentially zoned properties and only operate properties that are not subject to these short-stay regulations. In conjunction with this divestiture, we have worked with New York City’s Department of Buildings and Office of Special Enforcement to settle any past short-term stay violations, with any settlement expected by management to be nonmaterial.

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

Given the complexity of short-stay regulations in the cities in which we operate, we generally wound-down the majority of our residential area-located apartment inventory by the end of 2022 as part of the transition of our business strategy. As of June 30, 2023, our accommodation units portfolio is comprised of over 98% hotel units that are not subject to short-stay length regulations or contractual provisions and the balance is comprised of apartment units that are subject to such restrictions. Our portfolio growth strategy involves adding exclusively commercially zoned properties that are not subject to short-stay length regulations and divesting our remaining leases for residential-area properties. As a result, the need to comply with local or contractual short-stay length regulations or requirements, and the costs related thereto, have become increasingly less important to our operations.

Results of Operations

	For The Three Months Ended June 30,
	2023	2022	% ∆ YoY
Net Rental Revenue	$31,861,098	$10,201,338	212%
Rent Expense	4,844,114	2,133,569
Non-Cash Rent Expense Amortization	2,583,272	1,115,180
Other Expenses	14,254,698	4,095,971
Total Cost of Revenue	21,682,084	7,344,720	195%
Gross Profit	10,179,014	2,856,618	256%
General and Administrative Expenses	4,417,237	885,621
Non-Cash Expenses	989,128	-
Total Operating Expenses	5,406,365	885,621	510%
Income from Operations	4,772,649	1,970,997	142%
Other Income (Expense)
Other Income	58,370	137,154
Cash Interest and Financing Costs	(1,189,901)	(595,742)
Non-Cash Financing Costs	(28,522,740)	-
Total Other Expense	(29,654,271)	(458,588)	6,366%
(Loss) Income Before Provision for Income Taxes	(24,881,622)	1,512,409	(1,745)%
Provision for Income Taxes	1,893,039	750,000
Net (Loss) Income	$(26,774,661)	$762,409	(3,612)%

Three Months Ended June 30, 2023 as compared to Three Months Ended June 30, 2022

Net Rental Revenue

The increase in net rental revenue of 212% for the three months ended June 30, 2023 to $31.9 million as compared to $10.2 million for the three months ended June 30, 2022 was a result of the increase in average units available to rent from 565 for the three months ended June 30, 2022 to 1,086 for the three months ended June 30, 2023 as well as better RevPAR, or revenue per available room, from $198 for the three months ended June 30, 2022 to $322 for the three months ended June 30, 2023. RevPAR includes both average daily rate, or ADR, and occupancy.

Cost of Revenue

For the three months ended June 30, 2023, the principal component responsible for the increase in our cost of revenue was expenses for our units available to rent, which increased by $14.3 million, or 195%, from $7.3 million in the three months ended June 30, 2022, to $21.7 million in the three months ended June 30, 2023, as a result of the increased number of units as well as related increases in property-related costs such as utilities, labor, cable / WIFI costs and cost related to greater revenues such as credit card processing fees and commissions.

Gross Profit

The increase in our gross profit of $7.3 million, or approximately 256%, to $10.2 million for the three months ended June 30, 2023, as compared to $2.9 million for the three months ended June 30, 2022, is primarily attributable to the greater number of units and better RevPAR over these periods.

Total Operating Expenses

Total operating expenses incurred for the three months ended June 30, 2023, increased by approximately $4.5 million from the three months ended June 30, 2022. Of this increase, general and administrative expenses increased 399% to $4.4 million as compared to $0.9 million. This increase is primarily related to an increase in payroll, legal and accounting, software costs and supplies in the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. Non-cash expenses of $1.0 million were included in the three months ended June 30, 2023, that were not included in the three months ended June 30, 2022.

Other Income (Expense)

Total other expense for the three months ended June 30, 2023 was $29.7 million as compared to $0.5 million for the three months ended June 30, 2022. This increase is primarily due to (a) interest and financing costs related to borrowings for working capital that increased from $0.6 million during the three months ended June 30, 2022 to approximately $1.2 million during the three months ended June 30, 2023, (b) offset by a marginal decrease in other income, and (c) non-cash financing costs of $28.5 million included in the three months ended June 30, 2023, that were not included in the three months ended June 30, 2022.

	For The Six Months Ended June 30,
	2023	2022	% ∆ YoY
Net Rental Revenue	$54,675,273	$19,300,763	183%
Rent Expense	10,265,981	4,584,547
Non-Cash Rent Expense Amortization	4,234,941	1,202,902
Other Expenses	24,633,463	8,143,433
Total Cost of Revenue	39,134,385	13,930,882	181%
Gross Profit	15,540,888	5,369,881	189%
General and Administrative Expenses	7,159,823	1,865,227
Non-Cash Expenses	2,471,513	-
Total Operating Expenses	9,631,336	1,865,227	416%
Income from Operations	5,909,552	3,504,654	69%
Other Income (Expense)
Other Income	98,248	587,067
Cash Interest and Financing Costs	(3,320,506)	(1,159,879)
Non-Cash Financing Costs	(30,227,289)	-
Total Other Expense	(33,449,547)	(572,812)	5,739%
(Loss) Income Before Provision for Income Taxes	(27,539,995)	2,931,842	(1,039)%
Provision for Income Taxes	2,015,200	750,000
Net (Loss) Income	$(29,555,195)	$2,181,842	(1,455)%

Six Months Ended June 30, 2023 as compared to Six Months Ended June 30, 2022

Net Rental Revenue

The increase in net rental revenue of 183% for the six months ended June 30, 2023 to $54.7 million as compared to $19.3 million for the six months ended June 30, 2022 was a result of the increase in average units available to rent from 584 for the six months ended June 30, 2022 to 1,037 units for the six months ended June 30, 2023 as well as better RevPAR, or revenue per available room, from $138 for the six months ended June 30, 2022 to $291 for the six months ended June 30, 2023. RevPAR includes both average daily rate, or ADR, and occupancy.

Cost of Revenue

For the six months ended June 30, 2023, the principal component responsible for the increase in our cost of revenue was expenses for our units available to rent, which increased by $25.2 million, or 181%, from $13.9 million in the six months ended June 30, 2022, to $39.1 million in the six months ended June 30, 2023, as a result of an increased number of units as well as related increases in property-related costs such as utilities, labor, cable / WIFI costs and cost related to greater revenues such as credit card processing fees and commissions.

Gross Profit

The increase in our gross profit of $10.2 million, or approximately 189%, to $15.5 million for the six months ended June 30, 2023, as compared to $5.4 million for the six months ended June 30, 2022, is primarily attributable to the greater number of units and better RevPAR over these periods.

Total Operating Expenses

Total operating expenses incurred for the six months ended June 30, 2023, increased by approximately $7.8 million from the six months ended June 30, 2022. Of this increase, general and administrative expenses increased 284% to $7.2 million as compared to $1.9 million. This increase is primarily related to an increase in payroll, legal and accounting, software costs and supplies in the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. Non-cash expenses of $2.5 million were included in the six months ended June 30, 2023, that were not included in the six months ended June 30, 2022.

Other Income (Expense)

Total other expense for the six months ended June 30, 2023 was $33.5 million as compared to $0.6 million for the six months ended June 30, 2022. This increase is primarily due to (a) interest and financing costs related to borrowings for working capital that increased from $1.2 million during the six months ended June 30, 2022 to approximately $3.3 million during the six months ended June 30, 2023, (b) offset by a decrease in other income from $0.6 million during the six months ended June 30, 2022 to approximately $0.1 million during the six months ended June 30, 2023, and (c) non-cash financing costs of $30.2 million included in the six months ended June 30, 2023, that were not included in the six months ended June 30, 2022.

Liquidity and Capital Resources

The following table provides information about our liquidity and capital resources as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023	As of December 31, 2022
Cash and Cash Equivalents	$3,777,678	$1,076,402
Other Current Assets	$14,733,816	$10,471,192
Total Current Assets	$18,511,494	$11,547,594
Total Current Liabilities	$20,873,103	$25,439,614
Working Capital (Deficit)	$(2,361,609)	$(13,892,020)

As of June 30, 2023, our cash and cash equivalents balance was $3,777,678 as compared to $1,076,402 at December 31, 2022, and total current assets were $18,511,494 at June 30, 2023, as compared to $11,547,594 at December 31, 2022.

As of June 30, 2023, our company had total current liabilities of $20,873,103 as compared to $25,439,614 at December 31, 2022. Total current liabilities at June 30, 2023 consisted of: accounts payable and accrued expenses of $6,581,745 as compared to $6,252,491 at December 31, 2022; rents received in advance of $3,092,972 at June 30, 2023, as compared to $2,566,504 at December 31, 2022; short-term business loans of $1,706,836 at June 30, 2023, as compared to $2,003,015 at December 31, 2022; loans payable of $1,456,187 at June 30, 2023, as compared to $10,324,519 at December 31, 2022; and operating lease liability of $6,020,163 at June 30,2023, as compared to $4,293,085 at December 31, 2022.

As of June 30, 2023, our company had a working capital deficit of $2,361,609 as compared to $13,892,020 at December 31, 2022. Excluding the current portion of loans payable, our working capital was $3,658,554 as of June 30, 2023 as compared to deficit of $9,598,935 as of December 31, 2022.

We have obtained funding through the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) and Economic Injury Disaster Loans (“EIDL”) totaling $814,244 and $800,000, respectively. We have used these funds for our ongoing operations. We have received forgiveness of $516,225 of the PPP loans, and for the balance of these funds we intend to repay them in accordance with the terms of the respective loan agreements or seek forgiveness, as permitted.

We record cash collected prior to stays as “rents received in advance” on our balance sheet as a liability. These collections are then recognized as revenue when guests stay at our properties. In the event that there is a refund in accordance with our refund policy, revenue is not recognized.

We recorded a $28,522,740 charge for the elimination of our revenue share agreements via the issuance of stock. The charge is non-cash, and as a result of the elimination of these agreements, the Company believes this will improve future financial results and cash flows.

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

Cash Flows from Operating Activities

During the six months ended June 30, 2023, we used $4,200,924 of cash in operating activities that was primarily related to an increase in security deposits of $8,132,745, an increase in channel retained funds and receivables from OTAs of $5,863,561 and an increase in operating lease liabilities of $9,494,760 offset by non-cash amount of lease expense of $13,752,266, stock compensation expense of $897,212, stock option expense of $372,387, changes in accounts payable and accrued expenses of $329,254, accrued income taxes of $2,015,200, and shares used for operating expense of $1,669,130. During the six months ended June 30, 2022, we recognized a net income of $2,181,842 that was primarily decreased by processor retained funds of $4,559,391, operating lease liabilities of $5,535,782 and security deposits of $2,731,000 and increased by rents received in advance of $2,251,152, accounts payable and accrued expenses of $1,091,687 and non-cash amount of lease expense of $5,787,499.

Cash Flow from Investing Activities

During the six months ended June 30, 2023, cash used for the purchase of property and equipment and leaseholds totaled $398,771, and cash generated from the sale of Treasury Bills was $2,692,396.

Cash Flow from Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities of $4,608,575 included warrant exercises of $5,312,502 offset by net repayments of short-term business loans and debt totaling $703,927. During the six months ended June 30, 2022, net cash provided by financing activities of $1,101,267 included net proceeds from loans $2,374,332, offset by deferred offering costs of $462,546 as well as by net repayments of short-term business loans of $810,519.

Financing Activities

Letter Agreement

On April 16, 2023 we entered into an agreement (the “April 2023 Letter Agreement”) with the holders of our senior secured convertible notes (“Existing Convertible Notes”) totaling approximately $5,000,000 that provides for a two-year extension on maturity of the Existing Convertible Notes to April 15, 2025. In connection with this agreement, we issued to the holders of the Existing Convertible Notes a new warrant to purchase 1,000,000 shares of common stock at an exercise price of $3.00 per share and a new warrant to purchase 250,000 shares at an exercise price of $4.00 per share (the “New Warrants”).

In addition to the issuance of New Warrants, the holders’ of the Existing Convertible Notes agreed to a modification of the terms of the Existing Convertible Notes and existing warrants (the “Existing Warrants”) that it holds, the resales of which are registered, that has the effect of increasing the equity capital of the Company through a mandatory conversion feature. Subject to the satisfaction of certain conditions, the Existing Convertible Notes and the Existing Warrants are subject to a mandatory conversion into common stock if the volume-weighted average price of common shares for each of the three trading days prior to the forced conversion is at least equal to the trigger price, as defined in the April 2023 Letter Agreement (the “Trigger Price”). For Existing Warrants and Existing Convertible Notes issued at $2.00 per share, the Trigger Price is $3.00 per share; for Existing Warrants and Existing Convertible Notes issued at $3.00 per share, the Trigger Price is $4.00 per share, and for Existing Warrants and Existing Convertible Notes issued at $4.00 per share, the Trigger Price is $5.50 per share. Among the conditions that must be met prior to a mandatory conversion, in addition to the Trigger Price condition, (i) the resales of the shares underlying the Existing Convertible Notes or Existing Warrants must be registered with the SEC; (ii) the aggregate dollar volume of the common stock sold on the principal trading market over the 10 consecutive days prior to conversion must be at least $3.75 million; and (iii) no mandatory conversion would cause the holder of the Convertible Notes to beneficially own more than 9.9% of our common stock.

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

On June 30, 2023, Greenle exercised its right to purchase an aggregate of 400,000 shares of the Company’s common stock at an exercise price of $2.50 per share pursuant to rights underlying certain of its warrants that were issued pursuant to the April 2023 Letter Agreement. In connection with such exercise, the Company received aggregate gross proceeds of $1.0 million.

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

Convertible Note Conversions

On April 19, 2023, in connection with Greenle Alpha’s conversion of a portion of its outstanding convertible notes, the Company issued 100,000 shares of the Company’s common stock to Greenle Alpha.

On June 19, 2023 the Company entered into a letter agreement with Greenle (the “June 2023 Letter Agreement”). Pursuant to the June 2023 Letter Agreement, Greenle agreed to convert, within two trading days, the principal amount of each outstanding convertible note owned by Greenle Alpha and Greenle Beta and all accrued interest thereon and any other amounts payable thereunder, totaling approximately $2.6 million, into 1,528,975 shares of our common stock. At June 30, 2023, all of these notes have converted into equity. Pursuant to the June 2023 Letter Agreement, the Company agreed to register the re-sales of the common stock underlying the New Warrants and reduce the exercise price of the New Warrants to $2.50 per share of common stock.

Revenue Share Exchange Agreements

Under the terms of agreements entered into with Greenle, we were obligated to make quarterly payments (each a “Revenue Share”) to Greenle based on certain percentages of the revenues generated by certain of our leased properties during the term of the applicable leases (including any extensions thereof).

As previously reported, on February 13, 2023, the Company and Greenle entered into an agreement pursuant to which certain Revenue Share payments for 2023 were converted into an obligation to issue shares of our common stock to Greenle in the amounts prescribed therein (the “February 2023 Revenue Share Agreement”), with all future Revenue Share obligations accruing on and after January 1, 2024 remaining in place.

On May 21, 2023, we entered into a further agreement with Greenle (the “May 2023 Revenue Share Exchange Agreement”) pursuant to which the right to receive any and all Revenue Share with respect to any property or operations of the Company has been terminated in its entirety for 2024 and forever thereafter, and Greenle shall not be entitled to receive any payment therefor (other than the remaining periodic share issuances and cash payments under the February 2023 Revenue Share Agreement, all of which shall be completed by January 1, 2024).

In consideration for the termination of the Revenue Share for 2024 and thereafter, we agreed to issue to Greenle, from time to time, in each case, at Greenle’s election upon 61 days’ prior written notice delivered to us on and after September 1, 2023 and before August 31, 2028, up to an aggregate of 6,740,000 shares of our common stock (the “Agreement Shares”). As a result of this transaction, we recorded interest expense of $28,174,148 in the period.

Acorn Shares

On June 2, 2023, the Company issued 15,040 shares of the Company’s common stock to Acorn Management Partners in connection with the Company’s advisory and investment communications services.

Subsequent Events

Warrant Exercises

On July 5, 2023 and July 11, 2023, Greenle exercised its right to purchase an aggregate of 160,000 and 400,000 shares, respectively, of the Company’s common stock at an exercise price of $2.50 per share pursuant to rights underlying the New Warrants that were issued pursuant to the April 2023 Letter Agreement. In connection with such exercise, the Company received aggregate gross proceeds of $1,400,000.

Wyndham Transaction

On August 2, 2023, the Company entered into several agreements, including seventeen franchise agreements (each, a “Franchise Agreement”), with certain affiliates of Wyndham Hotels & Resorts, Inc. (collectively, “Wyndham”) pursuant to which the following hotels operated by the Company (the “Initial Properties”) will become part of the Trademark Collection® by Wyndham and Travelodge by Wyndham brands while staying under the operational control of the Company:

Hotel Name	Location	Number of Rooms
The Blakely Hotel	New York City	117
The Herald Hotel	New York City	167
The Washington	New York City	217
The Astor	Miami	42
The Impala Hotel	Miami	17
La Flora	Miami	31
BeHome	New York City	44
The Bogart Hotel	New York City	65
The Lafayette	New Orleans	60
Georgetown Residences	Washington, DC	80
The Variety	Miami	68
12th and Ocean Apartments	Miami	24
Townhouse Hotel Miami Beach	Miami	70
O Hotel	Los Angeles	68
Hotel 57	New York City	216
Condor Hotel	New York City	35
Tuscany	New York City	125

The Company expects rebranding of the Initial Properties, including the Initial Properties’ use of Wyndham booking channels, to be completed by December 2023.

The Franchise Agreements have initial terms of 15 to 20 years and require Wyndham to provide financial, sales and operational-related support with respect to the Initial Properties. The Franchise Agreements contain customary representations, warranties, covenants, indemnification, liquidated damages and other terms for transactions of a similar nature, including customary membership and marketing fees in an initial aggregate amount of 6.0% of gross room revenue, increasing to 6.5% of gross room revenue over the term of the Franchise Agreements.

Pursuant to the Franchise Agreements, the Company agreed to make certain property improvements, modifications and maintenance items (collectively, “Capital Improvements”), which the Company expects to complete over the next twelve months. In exchange for these Capital Improvements, Wyndham will provide capital through development advance notes (“Key Money”) to the Company for these Capital Improvements, which the Company expects will provide significant working or growth capital to the Company. Consistent with market practice, such Key Money will be evidenced by certain promissory notes with customary amortization and repayment terms. In conjunction with the Company’s entry into the Franchise Agreements, the Company paid a one-time, initial, nonrefundable franchise fee to Wyndham.

As a result of entering into the Franchise Agreements, the Company expects to be subject to significantly reduced booking fees, inclusive of franchise and other fees, as a result of using the Wyndham booking platform. Conversely, to the extent that the Company continues to use third-party online travel agencies for bookings, the Company expects to benefit from Wyndham’s lower online travel agency commission rates, while paying franchise fees and other fees on such booking activity, as a result of the Company’s entry into the Franchise Agreements. The Company expects that the net impact of the Franchise Agreements will be a material reduction to such fees in comparison to the Company’s previous operations.

In addition to the Initial Properties, the Company and Wyndham are in the process of reviewing a pipeline of properties currently under letter of intent, subject to an already executed lease, or subject to an executed lease with the Company (such properties, “Pipeline Properties”). To the extent that the Company ultimately enters into master leasing agreements with respect to any such Pipeline Properties, the Company has set up a general framework to bring new LuxUrban properties onto the Wyndham platform and expects to add such Pipeline Properties to both the Company’s and Wyndham’s booking platforms. The Franchise Agreements provide for future commitments to Wyndham, and in return Wyndham has agreed to fund capital to the Company via Key Money on a property-by-property basis, which the Company expects will provide significant working or growth capital to the Company. The Company expects that any such working or growth capital provided by Wyndham will offset a percentage of the deposit money required. Wyndham has the ability to accept or reject properties to the platform on a property-by-property basis, subject to certain conditions, with a three-year right of first refusal.

In conjunction with the Company’s entry into the Franchise Agreements and the positive impact such Franchise Agreements are expected to have on the Company, including the reduced costs mentioned above, the Company agreed to terms that incentivize Brian Ferdinand, the Company’s Chairman and Chief Executive Officer, to remain with the Company for an extended period of time, including the requirement of Brian Ferdinand to personally guarantee (the “Key Man Terms”) the Company’s obligations under the Franchise Agreements and Key Money during the term of the Franchise Agreements, with the ability of the Company to remove the Key Man Terms after five years.

The foregoing description of the Franchise Agreements is not complete and is qualified in its entirety by reference to the text of the form of Franchise Agreement filed as Exhibit 10.4 to this Quarterly Report.

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

Third-Party Payment Processors

We utilize third-party payment processors to process guest transactions via credit card. Over 95% of our reservations are processed through credit card transactions in which we pay a processing fee. As noted in our financial statements, we maintain cash under “Processor retained funds” on our balance sheet as of June 30, 2023. These reserved funds are cash reserves held back by our processors to offset chargebacks and refunds due to guests. These reserves are intended to provide protection for both our guests and credit card processor with respect to cancellations and refunds. As part of our growth strategy, the large majority of our accommodation units are now rented on a nonrefundable basis, in order to minimize cancellation and refund exposures.

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

Current and future reservations for most of our accommodation units require prepayment upfront. A majority of our reservations require full prepayment at the time the reservation is placed, with the remaining charged at check-in. Payments are processed through third-party credit card processors and marketing and reservation channels. We typically offer both a refundable and nonrefundable rate on each accommodation unit, with approximately half of our bookings, on average, choosing the nonrefundable rate. As we are required to reserve only 10% of prepayments under our third-party processor agreements, nonrefundable booking prepayments provide us with operating cash flow. Any advanced reservation, irrespective of when charged, is taken as revenue in the period in which the stay happens; if the stay is to occur in a future period, then the reservation is reflected in deferred revenue, and if the reservation is cancelled it is not ultimately realized as revenue.

Refunds are treated as a reduction of our net revenue and are taken in the period during which the cancelation or refund occurred. We have multiple refund policies in place across different sales channels, which vary by price. Some require a deposit at the time of booking, which would be forfeited in part or whole in the event of cancelation through varying periods of time prior to check-in. Some of our policies require full prepayment at time of booking (but allow for a full refund if booking is cancelled within required parameters). Some of our bookings are on a nonrefundable basis, in which cancellations results in forfeiture of the entire amount. In connection with some of our bookings, the third-party sales channel handles payments, cancelations, and the refunds to guests. As of the second half of 2022, we have moved most of our larger units’ offerings to non-refundable cancelation policies.

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

Payment received for the future use of a rental unit is recognized as a liability and reported as rents received in advance on the balance sheets. Rents received in advance are recognized as revenue after the rental unit is occupied by the customer for the agreed upon length of time. The rents received in advance balance as of December 31, 2022 and June 30, 2023, was $2,566,504 and $3,092,972 respectively, and is expected to be recognized as revenue within a one-year period.

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

Commissions

We pay commissions to third-party sales channels to handle the marketing, reservations, collections, and other rental processes for most of our units, which are included in cost of sales on the Consolidated Statements of Operations.

Income Taxes

In accordance with GAAP, we follow the guidance in FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in our financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition and measurement of a tax position taken or expected to be taken in a tax return.

We did not have unrecognized tax benefits as of June 30, 2023 and do not expect this to change significantly over the next 12 months. We will recognize interest and penalties accrued on any unrecognized tax benefits as a component of provision for income taxes.

In January 2022, we converted into a C corporation.

Sales Tax

The majority of sales tax is collected from customers by our third-party sales channels and remitted to governmental authorities by these third-party sales channels. For any sales tax that is our responsibility to remit, we record the amounts collected as a current liability and relieve such liability upon remittance to the taxing authority.

Paycheck Protection Program Loan (“PPP”)

As disclosed in the Notes to our financial statements, we have chosen to account for the PPP loan under FASB ASC 470, Debt. Repayment amounts due within one year are recorded as current liabilities, and the remaining amounts due in more than one year, if any, as long-term liabilities. In accordance with ASC 835, Interest, no imputed interest is recorded as the below market interest rate applied to this loan is governmentally prescribed. If we are successful in receiving forgiveness for those portions of the loan used for qualifying expenses, those amounts will be recorded as a gain upon extinguishment as noted in ASC 405, Liabilities.

Income Taxes

We are subject to income taxes in the jurisdictions in which we operate. We account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and attributable to operating loss and tax credit carry-forwards. A valuation allowance is recorded for deferred tax assets if it is more likely than not that the deferred tax assets will not be realized.

Stock-Based Compensation

Stock-based compensation expense attributable to equity awards granted to employees will be measured at the grant date based on the fair value of the award.

The expense is recognized on a straight-line basis over the requisite service period for awards that vest, which is generally the period from the grant date to the end of the vesting period.

We estimate the fair value of stock option awards granted using the Black-Scholes option pricing model.

This model requires various significant judgmental assumptions in order to derive a fair value determination for each type of award, including the fair value of our common stock, the expected term, expected volatility, expected dividend yield, and risk-free interest rate.

These assumptions used in the Black-Scholes option-pricing model are as follows:

●	Expected term. We estimate the expected term based on the simplified method, which defines the expected term as the average of the contractual term and the vesting period.

●	Risk-free interest rate. The risk-free interest rate is based on the yield curve of a zero coupon U.S. Treasury bond on the date the stock option award was granted with a maturity equal to the expected term of the stock option award.

●	Expected volatility. We estimate the volatility of common stock on the date of grant based on the average historical stock price volatility of comparable publicly-traded companies due to the lack of sufficient historical data for our common stock price.

●	Expected dividend yield. Expected dividend yield is zero, as we have not paid and do not anticipate paying dividends on its common stock.

●	All grants of stock options will have an exercise price equal to or greater than the fair value of our common stock on the date of grant. We will account for forfeitures as they occur.

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

Prior to our initial public offering (“IPO”), consummated on August 11, 2022, we operated as a private, closely held company that was funded by our principals with no third-party investment. As a private company we did not undertake annual audits of our financial statements in the ordinary course, and were not subject to the rules and regulations that now apply to us following our IPO, including those relating to internal controls and periodic reporting. In connection with our recent audits of our financial statements, we have identified material weaknesses in our internal control over financial reporting with respect to our periodic and annual financial close processes. As historically constituted, our human resources, processes and systems did not enable us to produce accurate financial statements on a timely basis.

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

We continue to execute on our plan to remedy the material weakness, as described above, including (i) initiating a full internal review and evaluation of key processes, procedures and documentation and related control procedures, and the subsequent testing of those controls and (ii) implementing policies and procedures focusing on enhancing the review and approval of all relevant data to support our assumptions and judgments in non-routine and complex transactions appropriately and timely and documenting such review and approval. We are early in the process of this remediation. We also have made organizational changes and trained our employees in order to strengthen and improve our internal controls over financial reporting. Full implementation of this plan will require time and the devotion of material resources.

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

(c) Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2023, other than the changes described above in “Remediation Plan,” there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Inherent Limitations on Effectiveness of Controls

In designing and evaluating disclosure controls and procedures, our management recognizes that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the desired control objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances. Accordingly, our disclosure controls and procedures are designed to provide reasonable, but not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and our principal financial officer have concluded, based on their evaluation as of the end of the period covered by this quarterly report, that our disclosure controls and procedures were not effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Part II - Other Information

Item 1 - Legal Proceedings

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of our business. We are not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on our business or financial condition.

Although the Company does not expect, based on currently available information, that the outcome in any pending matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable. The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable. In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. As of June 30, 2023, we have $975,000 accrued for legal matters. The company believes the accrual best estimates the most likely outcomes of these matters, however the range of outcomes could be between $900,000–$1,500,000.

Item 1A - Risk Factors

Other than the risks described below, as of June 30, 2023, there have been no material changes in our risk factors from those set forth under the heading Part I, “Item 1A. Risk Factors” in our Annual Report. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

Our Chairman and Chief Executive Officer, Brian Ferdinand, has provided a personal guarantee with respect to the Company’s obligations under the Franchise Agreements and Key Money during the term of the Franchise Agreements. A default under the Franchise Agreements or Key Money obligations could result in the sale of Mr. Ferdinand’s property, including his equity interest in the Company. A sale of such equity interest would likely cause a significant drop in the price of our common stock. Moreover, Mr. Ferdinand, who could thereafter have a substantially smaller or no equity interest in our company, could have substantially less or no personal stake or interest in the commercial success of our Company.

On August 2, 2023, the Company entered into several agreements, including seventeen franchise agreements (each, a “Franchise Agreement”), with certain affiliates of Wyndham Hotels & Resorts, Inc. (collectively, “Wyndham”) pursuant to which certain hotels operated by the Company will become part of the Trademark Collection® by Wyndham and Travelodge by Wyndham brands while staying under the operational control of the Company. In conjunction with the Company’s entry into the Franchise Agreements and the positive impact such Franchise Agreements are expected to have on the Company, the Company agreed to terms that incentivize Mr. Ferdinand, the Company’s Chairman and Chief Executive Officer, to remain with the Company for an extended period of time, including the requirement of Mr. Ferdinand to personally guarantee (the “Key Man Terms”) the Company’s obligations under the Franchise Agreements and Key Money during the term of the Franchise Agreements, with the ability of the Company to remove the Key Man Terms after five years.

If the Key Man Terms are enforced against Mr. Ferdinand, he could be obliged to use his personal property, including the equity interest in our company, to fulfill his obligations under the Franchise Agreements. Mr. Ferdinand owes a fiduciary duty of loyalty to us. However, there is potential for conflicts of interest between his personal interests and ours whether his personal guaranty is called upon or not. No assurance can be given that material conflicts will not arise that could be detrimental to our operations and financial prospects.

Further, a sale of a portion or all of Mr. Ferdinand’s equity interest in the Company would likely cause a significant drop in the price of our common stock and could adversely affect our business operations, our business relationships and the marketability of our common stock and substantially reduce Mr. Ferdinand’s beneficial ownership interest in the Company. If Mr. Ferdinand’s beneficial ownership of the Company is substantially reduced or eliminated, he would have little or no stake or interest in the business operations of the Company, and he could potentially leave the Company or not perform his duties as diligently as he otherwise might have.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Sales of unregistered securities during the six months ended June 30, 2023 included:

Warrant Exercises

For a discussion of the Warrant Exercises, refer to the discussion under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing Activities,” and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events” which is incorporated by reference into this Item 2.

EBOL Shares

For a discussion of the EBOL Shares, refer to the discussion under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Financing Activities,” which is incorporated by reference into this Item 2.

Acorn Shares

For a discussion of the Acorn Shares, refer to the discussion under “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations— Financing Activities,” which is incorporated by reference into this Item 2.

Convertible Note Conversion

For a discussion of the Convertible Note Conversion, refer to the discussion under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Financing Activities,” which is incorporated by reference into this Item 2.

Agreement Shares

For a discussion of the Agreement Shares, refer to the discussion under “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations— Financing Activities,” which is incorporated by reference into this Item 2.

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

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

Employment Agreements

The Company entered into new employment agreements, dated August 7, 2023 and effective as of October 1, 2023 (each, an “Employment Agreement”) with each of Mr. Brian Ferdinand, the Company’s Chief Executive Officer and Chairman of the Board of Directors, Mr. Shanoop Kothari, the Company’s President, Chief Financial Officer and Secretary, and Mr. Jimmie Chatmon, the Company’s Chief Operating Officer.

Mr. Ferdinand’s Employment Agreement (the “Ferdinand Agreement”) provides for Mr. Ferdinand to continue serving as the Company’s Chief Executive Officer and Chairman of the Board for an initial three-year term, provided that the Ferdinand Agreement automatically renews for additional one-year terms thereafter in the event neither party provides the other at least 90 days’ prior notice of their intention not to renew the terms of the agreement. The Ferdinand Agreement provides for Mr. Ferdinand to receive an annual base salary of $900,000 per year. Pursuant to the Ferdinand Agreement, Mr. Ferdinand will also be eligible to receive a performance-based cash bonus pursuant to the Company’s annual bonus plan as then in effect, with a target of 100% of Mr. Ferdinand’s base salary, with a maximum bonus of 250% which for calendar year 2023 shall be measured against performance criteria set forth in the Ferdinand Agreement. The performance criteria will be updated on an annual basis by the Board of Directors or the Compensation Committee. Pursuant to the Ferdinand Agreement, Mr. Ferdinand will also be eligible to receive an annual equity award with a grant date fair value approximately equal to 450% of the his base salary, subject to the terms and conditions set forth in the applicable incentive plan or award agreement. In order to compensate Mr. Ferdinand for the personal risk associated with the Key Man Terms, and in recognition of the efforts of the Company’s executive officers in consummating the transactions contemplated by the Franchise Agreements, the Company will provide Mr. Ferdinand with a lump sum annual $1,200,000 cash contribution to a secular trust, with payment front loaded on the effective date of the Ferdinand Agreement and each anniversary of the effective date of the Ferdinand Agreement until the expiration of the Key Man Terms. In addition to the foregoing, Mr. Ferdinand will be entitled to certain compensation and benefits upon termination of his employment under specified circumstances.

Mr. Kothari’s Employment Agreement (the “Kothari Agreement”) provides for Mr. Kothari to continue serving as the Company’s President, Chief Financial Officer and Secretary for an initial three-year term, provided that the Kothari Agreement automatically renews for additional one-year terms thereafter in the event neither party provides the other at least 90 days’ prior notice of their intention not to renew the terms of the agreement. The Kothari Agreement provides for Mr. Kothari to receive an annual base salary of $600,000 per year. Pursuant to the Kothari Agreement, Mr. Kothari will also be eligible to receive a performance-based cash bonus pursuant to the Company’s annual bonus plan as then in effect, with a target of 75% of Mr. Kothari’s base salary, with a maximum bonus of 150% which for calendar year 2023 shall be measured against performance criteria set forth in the Kothari Agreement. The performance criteria will be updated on an annual basis by the Board of Directors or the Compensation Committee. Pursuant to the Kothari Agreement, Mr. Kothari will also be eligible to receive an annual equity award with a grant date fair value approximately equal to 300% of the his base salary, subject to the terms and conditions set forth in the applicable incentive plan or award agreement. In addition to the foregoing, Mr. Kothari will be entitled to certain compensation and benefits upon termination of his employment under specified circumstances.

Mr. Chatmon’s Employment Agreement (the “Chatmon Agreement”) provides for Mr. Chatmon to continue serving as the Company’s Chief Operating Officer for an initial three-year term, provided that the Chatmon Agreement automatically renews for additional one-year terms thereafter in the event neither party provides the other at least 90 days’ prior notice of their intention not to renew the terms of the agreement. The Chatmon Agreement provides for Mr. Chatmon to receive an annual base salary of $425,000 per year. Pursuant to the Chatmon Agreement, Mr. Chatmon will also be eligible to receive a performance-based cash bonus pursuant to the Company’s annual bonus plan as then in effect, with a target of 50% of Mr. Chatmon’s base salary, with a maximum bonus of 150% which for calendar year 2023 shall be measured against performance criteria set forth in the Chatmon Agreement. The performance criteria will be updated on an annual basis by the Board of Directors or the Compensation Committee. Pursuant to the Chatmon Agreement, Mr. Chatmon will also be eligible to receive an annual equity award with a grant date fair value approximately equal to 300% of the his base salary, subject to the terms and conditions set forth in the applicable incentive plan or award agreement. In addition to the foregoing, Mr. Chatmon will be entitled to certain compensation and benefits upon termination of his employment under specified circumstances.

The foregoing descriptions of the Ferdinand Agreement, the Kothari Agreement and Chatmon Agreement are not complete and are qualified in their entirety by reference to the text of the Ferdinand Agreement, the Kothari Agreement and Chatmon Agreement filed as Exhibits 10.5, 10.6 and 10.7, respectively, to this Quarterly Report.

Item 6 - Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-262114) filed with the SEC on January 12, 2022).
3.1.1	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
3.1.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-262114) filed with the SEC on January 12, 2022).
3.3	Certificate of Conversion from LLC to “C” corporation (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report Form 10-Q filed with the SEC on May 9, 2023).
4.1	Warrant (1,000,000 shares) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2023).
4.2	Warrant (250,000 shares) incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2023).
10.1	April 2023 Letter Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2023).
10.2	Revenue Share Exchange Agreement, dated May 21, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2023).
10.3	June 2023 Letter Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2023).
10.4	Form of Franchise Agreement, dated as of August 2, 2023, by and between the Company and the franchisor named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2023).
10.5*†	Employment Agreement, by and between LuxUrban Hotels Inc. and Brian Ferdinand, dated August 7, 2023 and effective as of October 1, 2023.
10.6*†	Employment Agreement, by and between LuxUrban Hotels Inc. and Shanoop Kothari, dated August 7, 2023 and effective as of October 1, 2023.
10.7*†	Employment Agreement, by and between LuxUrban Hotels Inc. and Jimmie Chatmon, dated August 7, 2023 and effective as of October 1, 2023.
31.1*	Section 302 Certification by Chief Executive Officer.
31.2*	Section 302 Certification by Chief Financial Officer.
32.1**	Section 906 Certification by Chief Executive Officer.
32.2**	Section 906 Certification by Chief Financial Officer.
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUXURBAN HOTELS INC.

Dated: August 8, 2023	By:	/s/ Brian Ferdinand
Brian Ferdinand
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Dated: August 8, 2023	By:	/s/ Shanoop Kothari
Shanoop Kothari
President, Chief Financial Officer and Secretary
(Principal Financial Officer)