Form 10-Q
period 2023-09-30
LUXURBAN HOTELS INC.
filed 2023-11-08
CIK 1893311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-41473

LUXURBAN HOTELS INC.

(Exact name of registrant as specified in its charter)

Delaware	82-3334945
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2125 Biscayne Blvd Suite 253 Miami, Florida 33137	33137
(Address of principal executive offices)	(Zip code)

(833)-723-7368
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.00001 par value per share	LUXH	Nasdaq Stock Market LLC
13.00% Series A Cumulative Redeemable Preferred Stock, $0.00001 par value per share	LUXHP	Nasdaq Stock Market LLC

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

As of November 8, 2023, the registrant had 36,836,190 shares of common stock, $.00001 par value, outstanding.

i

Part I - Financial Information

Item 1 - Financial Statements.

LUXURBAN HOTELS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and Cash Equivalents	$4,798,580	$1,076,402
Treasury Bills	-	2,661,382
Processor Retained Funds	5,929,229	6,734,220
Receivables from On-Line Travel Agents (“OTAs”)	12,868,602	-
Prepaid Expenses and Other Current Assets	4,420,412	963,300
Security Deposits - Current	112,290	112,290
Total Current Assets	28,129,113	11,547,594
Other Assets
Furniture, Equipment and Leasehold Improvements, Net	1,059,468	197,129
Restricted Cash	1,100,000	1,100,000
Security Deposits - Noncurrent	20,636,169	11,233,385
Prepaid Expenses and Other Noncurrent Assets	908,314	559,838
Operating Lease Right-Of-Use Assets, Net	230,432,166	83,325,075
Total Other Assets	254,136,117	96,415,427
Total Assets	$282,265,230	$107,963,021
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Expenses	$7,677,799	$6,252,491
Rents Received in Advance	3,549,450	2,566,504
Short Term Business Financing	2,312,198	2,003,015
Loans Payable - Current	1,490,734	10,324,519
Operating Lease Liabilities - Current	6,434,704	4,293,085
Development Incentive Advances - Current	81,057	-
Accrued Income Taxes	15,702	-
Total Current Liabilities	21,561,644	25,439,614
Long-Term Liabilities
Loans Payable - Noncurrent	1,409,844	1,689,193
Development Incentive Advances - Noncurrent	1,513,500	-
Security Deposit Letter of Credit	3,500,000	2,500,000
Operating Lease Liabilities - Noncurrent	232,801,915	81,626,338
Total Long-Term Liabilities	239,225,259	85,815,531
Total Liabilities	260,786,903	111,255,145
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Common Stock (shares authorized, issued and outstanding – 36,816,190 and 27,691,918, respectively)	368	276
Additional Paid In Capital	67,117,346	17,726,592
Accumulated Deficit	(45,639,387)	(21,018,992)
Total Stockholders’ Equity (Deficit)	21,478,327	(3,292,124)
Total Liabilities and Stockholders’ Equity (Deficit)	$282,265,230	$107,963,021

See accompanying notes to condensed consolidated financial statements.

LUXURBAN HOTELS INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2023	2022	2023	2022
Net Rental Revenue	$31,208,248	$11,575,325	$85,883,521	$30,876,088
Rent Expense	7,802,847	2,786,458	18,068,828	7,371,055
Non-Cash Rent Expense Amortization	1,952,599	(11,471)	6,187,540	1,191,431
Other Expenses	13,640,517	3,911,386	38,273,980	12,054,769
Total Cost of Revenue	23,395,963	6,686,373	62,530,348	20,617,255
Gross Profit	7,812,285	4,888,952	23,353,173	10,258,833

General and Administrative Expenses	1,981,774	4,952,740	9,297,097	6,817,967
Non-Cash Issuance of Common Stock for Operating Expenses	334,081	-	1,847,711	-
Non-Cash Stock Compensation Expense	260,846	151,741	690,842	151,741
Non-Cash Stock Option Expense	146,707	206,545	519,094	206,545
Total Operating Expenses	2,723,408	5,311,026	12,354,744	7,176,253
Income from Operations	5,088,877	(422,074)	10,998,429	3,082,580
Other Income (Expense)
Other Income	31,627	606,090	129,875	1,193,157
Interest and Financing Costs	(2,185,202)	(79,500)	(5,505,708)	(1,239,379)
Non-Cash Financing Costs	-	(4,072,078)	(30,227,289)	(4,072,078)
Total Other Expense	(2,153,575)	(3,545,488)	(35,603,122)	(4,118,300)
Income (Loss) Before (Benefit from) Provision for Income Taxes	2,935,302	(3,967,562)	(24,604,693)	(1,035,720)
(Benefit from) Provision for Income Taxes	(1,999,498)	(750,000)	15,702	-
Net Income (Loss)	$4,934,800	$(3,217,562)	$(24,620,395)	$(1,035,720)
Basic Earnings (Loss) Per Common Share	$0.11	$(0.13)	$(0.69)	$(0.05)
Diluted Earnings (Loss) Per Common Share	$0.11	(0.13)	(0.69)	(0.05)
Basic Weighted Average Number of Common Shares Outstanding	44,562,243	24,092,231	35,895,801	22,251,412
Diluted Weighted Average Number of Common Shares Outstanding	45,433,166	24,092,231	35,895,801	22,251,412

See accompanying notes to condensed consolidated financial statements.

LUXURBAN HOTELS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Members’ Deficit	Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance - December 31, 2022	27,691,918	$276	$-	$17,726,592	$(21,018,992)	$(3,292,124)
Net Loss	-	-	-	-	(2,780,534)	(2,780,534)
Non-Cash Stock Compensation Expense	166,665	2	-	429,994	-	429,996
Non-Cash Option Compensation Expense	-	-	-	167,573	-	167,573
Issuance of Shares for Operating Expenses	433,881	4	-	884,812	-	884,816
Conversion of Loans	900,000	9	-	2,699,991	-	2,700,000
Warrant Exercise	200,000	2	-	399,998	-	400,000
Loss on Debt Extinguishment	-	-	-	58,579	-	58,579
Balance - March 31, 2023	29,392,464	$293	$-	$22,367,539	$(23,799,526)	$(1,431,694)
Net Loss	-	-	-	-	(26,774,661)	(26,774,661)
Non-Cash Stock Option Expense	-	-	-	204,814	-	204,814
Conversion of Loans	2,278,975	23	-	4,989,607	-	4,989,630
Issuance of Shares for Operating Expenses	276,525	2	-	784,311	-	784,313
Warrant Exercise	2,356,251	24	-	4,912,478	-	4,912,502
Issuance of Shares to Satisfy Loans	58,088	1	-	157,999	-	158,000
Issuance of Shares for Deferred Compensation	160,036	2	-	467,214	-	467,216
Issuance of Shares for Revenue Share Agreements	614,252	6	-	1,704,543	-	1,704,549
Termination of Revenue Share Agreement Adjustment	-	-	-	28,174,148	-	28,174,148
Modification of Warrants	-	-	-	259,075	-	259,075
Balance - June 30, 2023	35,136,591	$351	$-	$64,021,728	$(50,574,187)	$13,447,892
Net Income	-	-	-	-	4,934,800	4,934,800
Non-Cash Stock Option Expense	-	-	-	146,707	-	146,707
Issuance of Shares for Operating Expenses and Settlements	113,824	1	-	334,080	-	334,081
Issuance of Shares for Director Compensation	91,525	1	-	260,845	-	260,846
Warrant Exercise	860,000	9	-	2,353,992	-	2,354,001
Issuance of Shares for Revenue Share Agreements	614,250	6	-	(6)	-	-
Balance - September 30, 2023	36,816,190	$368	$-	$67,117,346	$(45,639,387)	$21,478,327

Balance - December 31, 2021	-	$-	$(11,214,050)	$-	$-	$(11,214,050)
Cumulative effect changes in accounting principle	-	-	(414,373)	-	-	(414,373)
Conversion to C Corp	21,675,001	216	11,628,423	-	(11,628,639)	-
Net Income	-	-	-	-	1,419,433	1,419,433
Balance - March 31, 2022	21,675,001	$216	$-	$-	$(10,209,206)	$(10,208,990)
Net Income	-	-	-	-	762,409	762,409
Balance - June 30, 2022	21,675,001	$216	$-	$-	$(9,446,797)	$(9,446,581)
Net Income	-	-	-	-	(3,217,562)	(3,217,562)
Conversion of Loans	1,425,417	14	-	2,830,112	-	2,830,126
Sale of Commons Stock (Net of Related Costs)	3,375,000	34	-	10,198,514	-	10,198,548
Warrant Expense	-	-	-	3,480,725	-	3,480,725
Stock Compensation Expense	54,000	1	-	358,285	-	358,286
Post IPO Warrant	-	-	-	591,353	-	591,353
Balance - September 30, 2022	26,529,418	$265	$-	$17,458,989	$(12,664,359)	$4,794,895

See accompanying notes to condensed consolidated financial statements.

LUXURBAN HOTELS INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022
(UNAUDITED)

	September 30,
	2023	2022
Cash Flows from Operating Activities
Net Loss	$(24,620,395)	$(1,035,720)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Non-cash stock compensation expense	1,158,058	151,741
Non-cash stock option expense	519,094	206,545
Depreciation expense	59,075	5,020
Shares issued for operating expenses	2,003,210	-
Non-cash lease expense	23,695,139	1,191,431
Gain on sale of Treasury Bills	(31,014)	-
Issuance of shares for revenue share agreement	1,704,549	-
Termination of revenue share agreement	28,174,148	-
Modification of warrants	259,075	-
Non-cash financing changes associated with short term business financing	325,290	-
Loss on debt extinguishment	58,579	-
Loan forgiveness – SBA – PPP loan	-	(516,225)
Warrant expense	-	3,480,725
Changes in operating assets and liabilities:
(Increase) Decrease in:
Processor retained funds	804,991	(7,309,323)
Receivables from OTAs	(12,868,602)	-
Prepaid expense and other assets	(3,791,886)	(1,265,751)
Security deposits	(9,402,784)	(4,416,722)
(Decrease) Increase in:
Accounts payable and accrued expenses	1,425,308	(555,427)
Operating lease liabilities	(17,485,034)	(2,942,616)
Rents received in advance	982,946	(539,951)
Accrued Income Taxes	15,702	-
Net cash used in operating activities	$(7,014,551)	$(13,546,273)

Cash Flows from Investing Activities
Purchase of furniture and equipment and leaseholds	(921,414)	(44,300)
Proceeds from the sale of (purchase of) Treasury Bills	2,692,396	(50,658)
Net cash provided by (used in) investing activities	$1,770,982	$(94,958)

Cash Flows from Financing Activities
Deferred offering costs - net	(13,702)	771,954
Repayments of short term business financing - net	(16,107)	(1,061,481)
Warrant Exercises	7,666,503	-
(Repayments of) loans payable – related parties - net	-	(48,955)
Issuance of common stock - net	-	10,198,548
Proceeds from development incentive advances	1,594,557	-
(Repayments of) proceeds from loans payable - net	(265,504)	4,964,200
Net cash provided by financing activities	$8,965,747	$14,824,266
Net Increase in Cash and Cash Equivalents and Restricted Cash	3,722,178	1,183,035

Cash and Cash Equivalents and Restricted Cash - beginning of the period	2,176,402	1,106,998
Cash and Cash Equivalents and Restricted Cash - end of the period	$5,898,580	$2,290,033
Cash and Cash Equivalents	$4,798,580	$1,190,033
Restricted Cash	$1,100,000	$1,100,000
Total Cash and Cash Equivalents and Restricted Cash	$5,898,580	$2,290,033

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$5,179,748	$1,444,428
Noncash operating activities:
Acquisition of New Operating Lease Right-of-Use Assets	$155,045,761	$-
Noncash financing activities:
Conversion of debt to common stock and additional paid-in capital	$7,847,630	$3,924,468
Common stock issued in exchange for warrants	$-	$4,635,245
Accrued deferred offering costs	$350,000	$-

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LUXURBAN HOTELS INC.
September 30, 2023

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

In January 2022, Corphousing LLC and its wholly owned subsidiary, SoBeNY, converted into C corporations, with the then current members of Corphousing LLC becoming the stockholders of the newly formed C corporation, CorpHousing Group Inc. The conversion has no effect on our business or operations and was undertaken to convert the forms of these legal entities into corporations for purposes of operating as a public company. All properties, rights, businesses, operations, duties, obligations and liabilities of the predecessor limited liability companies remain those of CorpHousing Group Inc. and SoBeNY Partners Inc. SoBeNY was dissolved on December 30, 2022.

All significant intercompany accounts and transactions have been eliminated in consolidation.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation - The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 31, 2023. Results of operations for the three months and nine months ended September 30, 2023 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2023. The consolidated balance sheet at September 30, 2023 was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise.

b.	Revenue Recognition - The Company’s revenue is derived primarily from the rental of units to its guests. The Company recognizes revenue when obligations under the terms of a contract are satisfied and control over the promised goods and services is transferred to the guest. For the majority of revenue, this occurs when the guest occupies the unit for the agreed upon length of time and receives any services that may be included with their stay. Revenue is measured as the amount of consideration it expects to receive in exchange for the promised goods and services. The Company recognizes any refunds and allowances as a reduction of rental income in the consolidated statements of operations.

The Company accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 which was adopted at the beginning of fiscal year 2018 using the modified retrospective method. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the effect was immaterial.

Payment received for the future use of a rental unit is recognized as a liability and reported as rents received in advance on the balance sheets. Rents received in advance are recognized as revenue after the rental unit is occupied by the customer for the agreed upon length of time. The rents received in advance balance as of September 30, 2023 and December 31, 2022, was $3,549,450 and $2,566,504, respectively and is expected to be recognized as revenue within a one-year period.

c.	Use of Estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

d.	Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2023, the Company had cash and cash equivalents of $4,798,580. The Company had $1,076,402 of cash equivalents as of December 31, 2022.

e.	Fair Value of Financial Instruments - The carrying amount of cash and cash equivalents, processor retained funds, security deposits, accounts payable and accrued expenses, rents received in advance, receivables from OTAs, development incentive advances, and short-term business financing advances approximate their fair values as of September 30, 2023 and December 31, 2022 because of their short term natures.

f.	Commissions - The Company pays commissions to third-party sales channels to handle the marketing, reservations, collections, and other rental processes for most of the units. For the three months and nine months ended September 30, 2023, commissions were $2,020,080 and $6,576,221, respectively as compared to $2,148,000 and $4,838,000 for the three months and nine months ended September 30, 2022, respectively. These expenses are included in cost of revenue in the accompanying consolidated statement of operations.

g.	Income Taxes - In accordance with GAAP, the Company follows the guidance in FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition and measurement of a tax position taken or expected to be taken in a tax return.

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

For the three and nine months ended September 30, 2023, the Company recorded a tax provision of a benefit of $1,999,498 and provision of $15,702, respectively. The tax provision benefit recorded in the three months ended September 30, 2023, was as a result of the Company determining the deductibility of the shares issued for the satisfaction of the revenue share exchange (as outlined in Note 17). For the three and nine months ended September 30, 2022, the Company recorded a benefit of $750,000 and zero, respectively.

h.	Sales Tax - The majority of sales tax is collected from customers by our third-party sales channels and remitted to governmental authorities by these third-party sales channels. For any sales tax that is the Company’s responsibility to remit, the Company records the amounts collected as accrued expenses and relieves such liability upon remittance to the taxing authority. Rental income is presented net of any sales tax collected. As of September 30, 2023 and December 31, 2022, the Company accrued sales tax payable of $820,610 and $229,371, respectively and it is included in accounts payable and accrued expenses in the consolidated balance sheet.

i.	Paycheck Protection Program Loan (“PPP”) - As disclosed in Note 3, the Company has chosen to account for the loan under FASB ASC 470, Debt. Repayment amounts due within one year are recorded as current liabilities, and the remaining amounts due in more than one year, if any, as other liabilities. In accordance with ASC 835, Interest, no imputed interest is recorded as the below market interest rate applied to this loan is governmentally prescribed. If the Company is successful in receiving forgiveness for those portions of the loan used for qualifying expenses, those amounts will be recorded as a gain upon extinguishment as noted in ASC 405, Liabilities.

j.	Earnings Per Share (“EPS”) - Basic net loss per share is the same as diluted net loss per share for the nine months ended September 30, 2023 because the inclusion of potentially issuable shares of common stock would have been anti-dilutive for the periods presented. For the three months ended September 30, 2023, 870,923 additional shares were included for diluted net income per share versus basic net income per share. For the three months and nine months ended September 30, 2022, basic net loss per share is the same as diluted net loss per share because the inclusion of potentially issuable shares of common stock would have been anti-dilutive for the periods presented.

k.	Liquidity - The accompanying financial statements have been prepared in conformity with GAAP, which contemplates continuation as a going concern. As reflected in the accompanying statement of operations, for the three months and nine months ended September 30, 2023, the Company had a net income of $4,934,800 and net loss of $24,620,395, respectively. For the nine months ended September 30, 2023, this includes $30,227,289 of non-cash financing charges. The Company has also sustained significant losses in prior years. Our working capital as of September 30, 2023, was $6,567,469. Cash on-hand as well as results from future operations are expected to provide sufficient capital to fund operations for the next twelve months and beyond. These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

The adoption of the new lease standard had a significant impact on the Consolidated Balance Sheets, resulting in the recognition on January 1, 2022 a right-of-use asset of $36,304,289, current lease liabilities of $7,370,890 and long-term lease liabilities of $29,884,584. In addition, the Company recognized a $414,373 cumulative effect adjustment to retained earnings on the Consolidated Statements of Shareholders’ Equity related to the unamortized deferred lease costs incurred in prior periods that do not meet the definition of initial direct costs under Topic 842. The adoption of Topic 842 did not have a significant impact on the lease classification or a material impact on the Consolidated Statements of Operations.

The components of the right-of-use assets and lease liabilities as of September 30, 2023 and December 31, 2022 were as follows:

At September 30, 2023 and December 31, 2022, supplemental balance sheet information related to leases were as follows:

	September 30, 2023	December 31, 2022
Operating lease right of use assets, net	$230,432,166	$83,325,075
Operating lease liabilities, current portion	$6,434,704	$4,293,085
Operating lease liabilities, net of current portion	$232,801,915	$81,626,338

At September 30 2023, future minimum lease payments under the non-cancelable operating leases are as follows:

Twelve Months Ending September 30,
2024	$34,125,923
2025	35,217,282
2026	36,216,351
2027	33,228,390
2028	33,419,423
Thereafter	347,749,070
Total lease payment	$519,956,439
Less interest	(280,719,820)
Present value obligation	239,236,619
Short-term liability	6,434,704
Long-term liability	$232,801,915

The following summarizes other supplemental information about the Company’s operating lease:

September 30, 2023
Weighted average discount rate	11.7%
Weighted average remaining lease term (years)	13.2 years

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Operating lease cost	$9,942,873	$23,695,139
Short-term lease cost	$(187,427)	$561,229
Total lease cost	$9,755,446	$24,256,368

4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued expenses totaled $7,677,799 and $6,252,492 as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, the balance consisted of approximately $621,576 of accrued payroll and related liabilities, $1,414,000 of legal exposure, $1,145,730 of tax exposure, $748,500 for rent, $456,000 for leasehold improvement, $105,000 of credit cards payable, $739,000 professional fees, $1,423,000 for utilities, $189,000 for repairs and maintenance, $119,000 for security, $412,000 for cleaning expense, $276,000 for initial franchise fees paid on behalf of the Company by a related party (repaid subsequent to September 30, 2023), and $29,000 of other miscellaneous items. As of December 31, 2022, the balance consisted of approximately $1,570,000 of accrued payroll and related liabilities, $1,002,000 of accrued interest, $805,000 of legal exposure, $572,000 of commissions, $507,000 of credit cards payable, $495,000 professional fees, $371,000 in sales and real estate taxes, $104,000 of rent, $268,000 in costs related to the initial public offering, $265,000 of legal and accounting fees, $135,000 of director fees, and $158,000 of other miscellaneous items. As of September 30, 2023, the Company has accrued income taxes of $15,702. There were no accrued income taxes as of December 31, 2022.

Of the legal amounts accrued, the company believes the accrual best estimates the most likely outcomes of these matters however the range of outcomes could be between $1,250,000–$1,750,000.

5 - LOANS PAYABLE – SBA – PPP LOAN

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

Accrued interest at September 30, 2023 and December 31, 2022, was $747 and $5,571, respectively, and is included in accounts payable and accrued expenses in the consolidated balance sheets.

Future minimum principal repayments of the SBA - PPP loans payable are as follows:

For the Twelve Months Ending September 30,
2024	$276,658

6 - LOANS PAYABLE – SBA – EIDL LOAN

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

The outstanding balance at September 30, 2023 and December 31, 2022, was $790,547 and $800,000, respectively.

Accrued interest at September 30, 2023 was $27,644 and is included in accounts payable and accrued expenses in the consolidated balance sheets.

Future minimum principal repayments of the SBA - EIDL loans payable are as follows:

For the Twelve Months Ending September 30,
2024	$17,160
2025	15,248
2026	15,830
2027	16,434
2028	17,061
Thereafter	708,814
Total	$790,547

7 - SHORT-TERM BUSINESS FINANCING

The Company entered into multiple short-term factoring agreements related to future credit card receipts to fund operations. The Company is required to repay this financing in fixed daily payments until the balance is repaid. Fees associated with this financing have been recognized in interest expense in the accompanying consolidated statement of operations. As of September 30, 2023 and December 31, 2022, the outstanding balance on these merchant cash advances net of unamortized costs was $2,312,198 and $2,003,015, respectively and is expected to be repaid within twelve months.

8 - LOANS PAYABLE

Loans payable consist of the following as of:

	September 30, 2023	December 31, 2022
Original borrowings of $250,000, bears interest at 1%, requires no payments until maturity in January 2024	-	210,500
Original payable of $151,096 with additional net borrowings of $252,954, requires monthly payments of $1,500 until total payments of $404,050 have been made	356,012	392,044
Original payable of $553,175 with additional net borrowings of $72,237, requires monthly payments of $25,000 until total payments of $625,412 have been made	400,000	450,000
Original payable of $492,180 with additional net borrowings of $620,804 requires monthly payments of $25,000 until total payments of $1,112,984 have been made	865,618	865,618
Borrowings of $9,075,000 and unamortized original issue discount of $638,388, bears interest at 5%, requires no payments until maturity in May 2023 (“Investor Notes”) subsequently modified on April 16, 2023 (see Note 16). In addition, all of the revenue share agreements related to these notes have been terminated for issuances of stock	-	8,275,040
Original borrowings of $60,000, bears interest at 1%, requires no payments until maturity in January 2024	60,000	60,000
Original amounts due of $195,000, related to services provided by a vendor, requires monthly payments of $10,000 through May 2022, then monthly payments of $25,000 through August 2022 at which time any remaining balance is due	20,000	65,000
Original borrowing of $119,224 with monthly payments $14,903	-	119,224
Other borrowing	36,768	225,929
Less: Current maturities	1,196,916	7,261,723
	$541,482	$3,401,632

Future minimum principal repayments of the loans payable are as follows:

For the Twelve Months Ending September 30,
2024	$1,196,916
2025	541,482
Loans payable	$1,738,398

9 - LOANS PAYABLE – RELATED PARTIES

Loans payable — related parties consists of the following:

	September 30, 2023	December 31, 2022
Original borrowings of $496,500, bears interest at 6%. Lender is a stockholder of the Company	$-	$238,000
Less: Current maturities	-	238,000
	$-	$-

In May of 2023, the Company issued 58,088 shares of common stock to repay this loan.

10 - CONVERTIBLE NOTES

On February 17, 2023, we entered into an exchange agreement with investors pursuant to which all principal, interest and prepayment premium outstanding under a nonconvertible 15% original issue discount (“OID”) note with private investors was exchanged for a convertible note in the principal amount of $2,079,686 and having a maturity date of August 17, 2023. This transaction was treated as an extinguishment of debt, and the Company recorded a loss of $58,579 as a result in February of 2023. As a result of this transaction, we recorded the value of convertible feature using the Black-Scholes valuation model. In March 2023, we repaid $808,000 of the principal amount and subsequent to this repayment the balance of the notes converted to equity. As of September 30, 2023, none of the notes remains outstanding.

11 - LINE OF CREDIT

In February 2019, the Company entered into a line of credit agreement in the amount of $95,000. The line bears interest at prime, 8.25% as of September 30, 2023, plus 3.49%. The line matures in February 2029. Outstanding borrowings were $94,975 as of September 30, 2023 and December 31, 2022.

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

13 - RELATED PARTY TRANSACTIONS

Consulting services related to the management of the Company, including overseeing the leasing of additional units and revenue management, were provided to the Company through a consulting agreement with SuperLuxMia LLC, a consulting firm owned by the Chief Executive Officer and Chairman of the Company. For the three and nine months ended September 30, 2023, these consulting fees of the Company were zero. For the three and nine months ended September 30, 2022, these consulting fees of the Company were zero and $192,000, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

15 - MAJOR SALES CHANNELS

The Company uses third-party sales channels to handle the reservations, collections, and other rental processes for most of the units. These sales channels represented over 90% of total revenue during the three months and nine months ended September 30, 2023 and September 30, 2022, respectively. The loss of business from one or a combination of the Company’s significant sales channels, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

16 - STOCK OPTIONS AND WARRANTS

Options

During the nine months ended September 30, 2023, the Company granted options to purchase an aggregate of 25,000 shares of common stock under the Company’s 2022 performance equity plan with a weighted average exercise price of $1.74.

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

The Black-Scholes option pricing model was used with the following weighted assumptions for options granted during the period:

Schedule of Black-Scholes option pricing model was used with the following weighted assumptions for options granted

September 30, 2023
Risk-free interest rate	0.52 – 4.70%
Expected option life	6 months – 48 months
Expected volatility	39.77 – 62.43%
Expected dividend yield	-%
Exercise price	$1.40 – 4.00

The following table summarizes stock option activity for the three months ended September 30, 2023:

Schedule of stock option activity

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,910,484	$2.55	9.8	$-
Granted	25,000	1.74
Exercised
Expired
Forfeited	(285,721)	2.03
Outstanding at September 30, 2023	1,649,763	$2.63	9.1	$3,347,983
Exercisable at September 30, 2023	458,254	$2.87	9.0	$819,994

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expense of $146,707 for the three months ended September 30, 2023 and $519,094 for the nine months ended September 30, 2023. The Company recognized stock option expense of $206,545 for the three months ended September 30, 2023 and $206,545 for the nine months ended September 30, 2022. Unamortized option expense as of September 30, 2023, for all options outstanding amounted to $1,230,597. These costs are expected to be recognized over a weighted average period of 1.8 years.

A summary of the status of the Company’s nonvested options as of September 30, 2023, is presented below:

Nonvested options

	Number of Nonvested Options	Weighted Average Grant Date Fair Value
Nonvested options at December 31, 2022	1,910,484	$2.55
Granted	25,000	1.74
Forfeited	(285,721)	2.03
Vested	(458,254)	2.87
Nonvested options at September 30, 2023	1,191,509	2.54

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

The following table summarizes warrant activity for the nine months ended September 30, 2023:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	3,018,250	$2.64	4.8	$-
Issued	1,500,000	2.75
Exercised	(3,416,250)	2.24	-
Expired	-	-	-
Outstanding at September 30, 2023	1,102,000	$4.02	4.1	$710,520
Exercisable at September 30, 2023	1,102,000	$4.02	4.1	$710,520

During the nine months ended September 30, 2023, 3,416,250 shares were issued from the exercise of warrants.

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

In consideration for the termination of the Revenue Share for 2024 and thereafter, we agreed to issue to Greenle, from time to time, in each case, at Greenle’s election upon 61 days’ prior written notice delivered to us on and after September 1, 2023 and before August 31, 2028, up to an aggregate of 6,740,000 shares of our common stock (the “Agreement Shares”). As a result of this transaction, we recorded interest expense of $28,174,148 in the second quarter of the fiscal year.

On September 11, 2023, the Company issued 36,179 shares of the Company’s common stock and 578,071 shares of the Company’s common stock to Greenle Beta and Greenle Alpha, respectively, in connection with the February 2023 Revenue Share Agreement. As of November 8, 2023, the registrant had 36,836,190 shares of common stock outstanding. Shares outstanding inclusive of shares committed to be issued but not yet issued as of this date on both the February 2023 Revenue Share Agreement and the May 2023 Revenue Share Exchange Agreement are 44,804,690 (or 1,228,500 for the February 2023 Revenue Share Agreement and 6,740,000 for the May 2023 Revenue Share Agreement).

18 - WYNDHAM AGREEMENTS

On August 2, 2023, the Company entered into franchise agreements with Wyndham Hotels & Resorts, Inc. pursuant to which the hotels operated by the Company and future acquired properties will become part of the Trademark Collection® by Wyndham and Travelodge by Wyndham brands while staying under the operational control of the Company.

The Franchise Agreements have initial terms of 15 to 20 years and require Wyndham to provide financial, sales and operational-related support with respect to the Initial Properties. The Franchise Agreements contain customary representations, warranties, covenants, indemnification, liquidated damages and other terms for transactions of a similar nature, including customary membership and marketing fees and if applicable, booking fees.

Pursuant to the Franchise Agreements, Wyndham will provide capital through development advance notes (“Development Incentive Advances”) to the Company. Consistent with market practice, such Development Incentive Advances will be evidenced by certain promissory notes with customary amortization and repayment terms. The Development Incentive Advances are not repayable if the terms of the agreement are met, including but not limited to the length of the agreement. In conjunction with the Company’s entry into the Franchise Agreements, the Company also paid a one-time, initial, nonrefundable franchise fee to Wyndham.

As of September 30, 2023, the Company had Development Incentive Advances of $1,594,558 of which $81,057 is in short term liabilities and $1,513,501 is in long term liabilities, none of which was a reduction of operating expenses, and $366,817 of capitalized Franchise Fees of which $18,341 in prepaid current assets $348,476 in other assets none of which was amortized into operating expenses.

19 - EQUITY TRANSACTIONS

The tables below outline equity issuances not related to the conversion from an LLC to C Corp, the initial public offering the exercise of Options or Warrants, the conversion of debt into equity or the issuance of shares pursuant to revenue share agreements.

For the three months ended September 30, 2023

Description	P/L Account	Date	Shares	Price	Value
Non-employee Board members pursuant to related comp. policy	Non-Cash Stock Compensation Expense	8/16/2023	91,525	$2.85	$260,846

In connection with certain property finders' fee arrangements	Non-Cash Issuance of Common Stock for Operating Expenses	8/21/2023	45,833	$2.77	$126,957
Advisory and legal services	Non-Cash Issuance of Common Stock for Operating Expenses	8/21/2023	9,250	$2.85	$26,363
Acorn Management Partners in connection with advisory services	Non-Cash Issuance of Common Stock for Operating Expenses	8/28/2023	8,741	$2.89	$25,261
Elizabeth Brown in connection with her termination of employment	Non-Cash Issuance of Common Stock for Operating Expenses	8/28/2023	50,000	$3.11	$155,500
Subtotal			113,824		$334,081

For the three months ended June 30, 2023

Description	P/L Account	Date	Shares	Price	Value
Issuance of shares for deferred compensation	Accrued Liabilities	5/24/2023	86,518	$2.97	$256,958
Issuance of shares for deferred compensation	Accrued Liabilities	5/17/2023	73,518	$2.86	$210,259
Subtotal			160,036		$467,217

Acorn Management Partners in connection with advisory services	Non-Cash Issuance of Common Stock for Operating Expenses	6/1/2023	15,040	$3.42	$51,437
In connection with certain property finders' fee arrangements	Non-Cash Issuance of Common Stock for Operating Expenses	5/17/2023	65,573	$3.05	$199,998
Issuance of shares for consulting agreement	Non-Cash Issuance of Common Stock for Operating Expenses	5/3/2023	195,912	$2.72	$532,880
Subtotal			276,525		$784,314

For the three months ended March 31, 2023

Description	P/L Account	Date	Shares	Price	Value
Non-employee Board members pursuant to related comp. policy	Non-Cash Stock Compensation Expense	3/1/2023	166,665	$2.58	$429,996

In connection with certain property finders' fee arrangements	Non-Cash Issuance of Common Stock for Operating Expenses	3/17/2023	136,887	$2.45	$335,373
In connection with a consulting agreement	Non-Cash Issuance of Common Stock for Operating Expenses	2/10/2023	196,994	$1.85	$364,439
In connection with a marketing agreement	Non-Cash Issuance of Common Stock for Operating Expenses	2/10/2023	100,000	$1.85	$185,000
Subtotal			433,881		$884,812

	Total for nine months ended September 30, 2023		1,242,456		$3,161,267

For the three months and nine months ended September 30, 2022

Description	P/L Account	Date	Shares	Price	Value
Non-employee Board members pursuant to related comp. policy	Non-Cash Stock Compensation Expense	8/16/2022	54,000	$3.37	$181,980

	Total for nine months ended September 30, 2022		54,000		$181,980

20 - SUBSEQUENT EVENTS

Preferred Pricing

On October 24, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Alexander Capital L.P., as representative of the several underwriters named therein (the “Underwriters”), relating to the offer and sale of 280,000 shares of Series A Preferred Stock (as defined below). Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 45-day option to purchase up to an additional 15% of Series A Preferred Stock. The closing of the offering occurred on October 26, 2023.

The offering of Series A Preferred Stock was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-274308) (the “Registration Statement”), which became effective on September 13, 2023, as supplemented by the Prospectus Supplement dated October 24, 2023 relating to the Series A Preferred Stock, filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act on October 26, 2023.

On October 26, 2023, the Company filed a Certificate of Designations (the “Certificate of Designations”) with the Secretary of State of the State of Delaware to designate 322,000 shares of the Company’s authorized preferred stock as shares of 13.00% Series A Cumulative Redeemable Preferred Stock, par value $0.00001 per share, with a liquidation preference of $25.00 per share (“Series A Preferred Stock”), with the designations, powers, rights, preferences, qualifications, limitations and restrictions as set forth in the Certificate of Designations. The Certificate of Designations became effective upon filing on October 26, 2023.

Warrant Issuance

On August 31, 2023, in connection with the execution of the August 31, 2023 Letter Agreement between the Company and Greenle, and as consideration for Greenle’s execution of such Agreement, the Company agreed to issue (i) Greenle Alpha a warrant to purchase 1,610,000 shares of Common Stock at an exercise price of $4.00 per share and (ii) Greenle Beta a warrant to purchase 390,000 shares of Common Stock at an exercise price of $4.00 per share. Subject to certain limitations contained in the Registration Rights Amendment and Warrant Letter Agreement, the Company had the right to require Greenle to exercise such warrants at a trigger price of $5.00, which would result in proceeds to the Company of $8,000,000.

On November 6, 2023, in connection with the execution of the Registration Rights Amendment and Warrant Letter Agreement and as consideration for Greenle’s execution of the such Agreement, the Company agreed to issue (i) Greenle Alpha a warrant to purchase 1,610,000 shares of Common Stock at an exercise price of $4.00 per share and (ii) Greenle Beta a warrant to purchase 390,000 shares of Common Stock at an exercise price of $4.00 per share. Subject to certain limitations contained in the Registration Rights Amendment and Warrant Letter Agreement, the Company will have the right to require Greenle to exercise such warrants at a trigger price of $5.00, which would result in proceeds to the Company of $8,000,000.

The foregoing descriptions of the material terms of the August 31, 2023 Letter Agreement and the Registration Rights Amendment and Warrant Letter Agreement are qualified in their entirety by reference to the full text of the agreements, copies of which are attached hereto as Exhibits 10.5 and 10.6, respectively.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The statements contained in this Quarterly Report that are not purely historical are forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:

●	our financial performance, including our ability to generate revenue;

●	the outbreak of the novel coronavirus (“COVID-19”), including the measures to reduce its spread, and the impact on the economy and demand for our services, which may precipitate or exacerbate other risks and uncertainties in our financial performance, including our ability to generate revenue;

●	potential effects of a challenging economy, for example, on the demand for vacation travel accommodations and the effect thereof on our business and financial condition;

●	the ability of our short stay accommodation offerings to achieve market acceptance and to build our portfolio of accommodation offerings in multiple cities throughout the United States and internationally;

●	the impact of increased competition;

●	our success in retaining or recruiting officers, key employees and directors;

●	our ability to service our existing indebtedness and obtain additional financing when and if needed;

●	our ability to protect our intellectual property;

●	our ability to complete strategic acquisitions, including joint ventures;

●	our ability to manage growth and integrate operations from properties that we lease;

●	our ability to realize the expected benefits of our partnership with Wyndham Hotels & Resorts, Inc.;

●	uninterrupted service by the third-party service providers we rely on for material parts of our operations, including payment processing, data collection and security, online reservations and booking and other technology services;

●	the liquidity and trading of our securities;

●	regulatory and operational risks;

●	the impact of union activity and union relations on our financial performance and operations;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and

●	the time during which we will be an Emerging Growth Company under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.

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

Overview

We utilize an asset light business model to lease entire hotels on a long-term basis and rent out hotel rooms in the properties we lease. We currently manage a portfolio of hotel rooms in New York, Washington D.C., Miami Beach, New Orleans and Los Angeles. With recent hotel rooms becoming available, as of November 8, 2023, we have approximately 2,032 units under lease. We believe the pandemic created, and current economic conditions present, a historic opportunity for us to lease dislocated and underutilized hotels at favorable economics for our company.

We have plans to expand both domestically and internationally.

We strive to improve operational efficiencies by leveraging proprietary technology to identify, lease, manage, and market globally the hotel space we lease to business and vacation travelers through our online portal and third-party sales and distribution channels. Our top three sales channels represented over 90% of revenue during the three months ended and nine months ended September 30, 2023.

Business

We are building a portfolio of hotels that provide short-term accommodations for guests at average nightly and occupancy rates that exceed our total cost and expenses. We are growing this portfolio by capitalizing on the dislocation in the hotel industry initially created by the pandemic and carried forward by the subsequent rising interest rate environment and related refinancing market. We target business and vacation travelers under our consumer brand LuxUrban as well as Trademark Collection® by Wyndham and Travelodge by Wyndham.

We believe that as a result of pandemic-induced hotel closures, changing financial requirements for hotel owners, and a significantly higher interest rate and refinancing environment, LuxUrban has a multi-year pipeline of potential properties to lease at favorable economics to our Company.

Some of the hotels that we lease have been hotels that were shuttered or underutilized as a result of the global pandemic. More recent property additions have primarily been either poorly managed properties where the landlord was looking for a more stable tenant, or refinancing opportunities where LuxUrban provided a landlord a more desirable lender-friendly, long-term lease agreement.

Based on the market dislocation created by the rapid rise of interest rates and the related impact to upcoming refinancing, we believe our pipeline of high-quality opportunities will provide multiple leasing opportunities in upcoming years. Currently, we are focused on turnkey properties that require limited amounts of incremental capital to make the property guest-ready. We expect over time that we may need to invest additional capital as the best opportunities in our pipeline become leased. Even if we need to increase the capital we invest to make ready a property, we believe there are many attractive opportunities for properties where the economics will still be favorable based on the above mentioned market dislocation. In addition, we may be able to obtain greater concessions from landlords as a result of the capital required.

Wyndham Franchise

On August 2, 2023, the Company entered into franchise agreements with Wyndham Hotels & Resorts, Inc. pursuant to which the hotels operated by the Company and future acquired properties will become part of the Trademark Collection® by Wyndham and Travelodge by Wyndham brands while staying under the operational control of the Company.

The Franchise Agreements have initial terms of 15 to 20 years and require Wyndham to provide financial, sales and operational-related support with respect to the Initial Properties. The Franchise Agreements contain customary representations, warranties, covenants, indemnification, liquidated damages and other terms for transactions of a similar nature, including customary membership and marketing fees and if applicable, booking fees.

Pursuant to the Franchise Agreements, Wyndham will provide capital through development advance notes (“Development Incentive Advances”) to the Company. Consistent with market practice, such Development Incentive Advances will be evidenced by certain promissory notes with customary amortization and repayment terms. The Development Incentive Advances are not repayable if the terms of the agreement are met, including, but not limited to, the length of the agreement. In conjunction with the Company’s entry into the Franchise Agreements, the Company also paid a one-time, initial, nonrefundable franchise fee to Wyndham.

As of September 30, 2023, the Company had Development Incentive Advances of $1,594,557 of which $81,057 is in short term liabilities and $1,513,500 is in long term liabilities, none of which was a reduction of operating expenses, and $466,817 of capitalized Franchise Fees, none of which was amortized into operating expenses.

Revenue Management

We market our hotel properties through our proprietary sales portal, several worldwide online travel agency (“OTA”) channels and on the Wyndham platform. Over time, we believe a majority of our sales will be on Wyndham versus OTAs as it will result in lower operating costs (lower booking fees) as well as improved ADRs from leveraging Wyndham’s reward members, corporate sales team and group bookings.

Property Summary

We enter into triple net leases in which we are responsible for all of the costs on the property outside of exterior structural maintenance. As of September 30, 2023, we leased 16 properties with 1,446 units available for rent. As of November 8, 2023, we leased 18 properties with 1,599 units available for rent. As of November 8, 2023, including properties under lease but not yet available for rent we leased 21 properties with 2,032 units. Our portfolio of properties as of November 8, 2023, was as follows:

Property	# of Units	Property Type	Lease Term	Lease Remaining at September 30, 2023 (years)	Extension Option	Annual Escalation	Date Commenced	Security Deposit or Letter of Credit
1200 O: 1200 Ocean Dr, Miami Beach, FL 33139	24	Entire building, licensed for hotel like Rentals	10-year	3.3	None	3%	12/31/2016	$485,000

Blakely: 136 W 55th St, New York, NY 10105(1)	117	Licensed hotel	15-year	13.1	10-year	3%	11/1/2021	$1,000,000

Herald: 71 W 35th St, New York, NY 10001	168	Licensed hotel	15-year	13.7	None	3%	6/2/2022	$1,500,000

Variety: 1700 Alton Rd, Miami Beach, FL 33139	68	Licensed hotel	5.5-year	3.0	None	3%	3/26/2021	$550,000

Impala / Flora: 1228 Collins Ave, Miami Beach, FL 33139	48	Licensed hotel	5-year	3.0	10-year	3%	10/1/2021	$515,000

Astor: 956 Washington Ave, Miami Beach, FL 33139	42	Licensed hotel	5-year	3.6	5-year	4%	4 /15//2022	$350,000

Georgetown: 1000 29th St NW, Washington, DC 20007	79	Licensed hotel	10-year	8.8	10-year	3%	8/1/2022	$500,000

Lafayette: 600 St Charles Ave, New Orleans, LA 70130	60	Licensed hotel	19.4-year	18.5	None	2%	11/1/2022	$300,000

O Hotel: 819 South Flower Street, Los Angeles, CA 90017	68	Licensed hotel	15-year	14.5	5-year	3%	4/1/2023	$303,000

Washington: 8 Albany Street, New York, NY 10006	217	Licensed hotel	15.2-year	14.4	None	2%	9/20/2022	$6,251,392

Townhouse: 150 20th Street, Miami Beach, FL 33139	70	Licensed hotel	11.2-year	10.7	10-year	3%	3/1/2023	$1,250,000

Tuscany: 120 E 39th Street, New York, NY 10016	125	Licensed hotel	15.0-year	14.3	10-year	2%	1/1/2023	$2,750,000

Hotel 57: 130 E 57th Street, New York, NY 10022	216	Licensed hotel	15.0-year	14.8	10-year	3%	7/1/2023	$2,865,822

Property	# of Units	Property Type	Lease Term	Lease Remaining at September 30, 2023 (years)	Extension Option	Annual Escalation	Date Commenced	Security Deposit or Letter of Credit
Condor: 56 Franklin Ave, New York, NY 11205	35	Licensed hotel	15.0-year	14.9	10-year	3%	9/1/2023	$-

The Bogart: 101 Bogart St., Brooklyn, NY 11206	65	Licensed hotel	10.0-year	9.8	None	3%	7/1/2023	$750,000

BeHome: 765 8th Ave, New York, NY 10036	44	Licensed hotel	25.0-year	24.8	None	10%	7/1/2023	$100,000

				Weighted Avg(2)	Weighted Avg(2)	Weighted Avg(2)
As of September 30, 2023
Subtotal Operating Units(2)	1,446			12.6	17.8	3.0%		$19,470,214

Other Deposits								$2,378,245

Total Deposits (current $112,290, restricted cash $1,100,000 and non-current $20,636,169)								$21,848,459

Properties operating subsequent to 9/30/2023

Hotel 46: 129 West 46th Street, New York, NY 11206	79	Licensed hotel

Hotel 27: 62 Madison Ave, New York, NY 10016	74	Licensed hotel

As of November 8, 2023
Subtotal Operating Units(2)	1,599

Properties under lease, not operating

Trinity: 741 8th 851 South Grand Avenue, Los Angeles, CA 90017	179

Royalton: 44 W 44th Street, New York, NY 10036	168

3 Star: West Midtown, New York, NY	86

Under lease	2,032

(1)	Recorded as restricted cash as posted by a letter of credit.
(2)	Averages are weighted by unit count

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

Our average deposits / letter of credit by city as of September 30, 2023, were as follows:

Location	Miami Beach	New York	NOLA	DC	LA	Total
Units	252	987	60	79	68	1,446
Deposit / Letter of Credit	$3,150,000	$15,217,214	$300,000	$500,000	$303,000	$19,470,214
Per Unit	$12,500	$15,418	$5,000	$6,329	$4,456	$13,465
Properties at September 30, 2023	5	8	1	1	1	16

Properties to be added after September 30, 2023
Units	-	407	-	-	179	586
Properties	-	4	-	-	1	5
Total
Units	252	1,394	60	79	247	2,032
Properties	5	12	1	1	2	21

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

Unit Economics

We believe we have one of the lowest per night property-level break-even costs in our markets as a result of leasing our properties at a generational low point. We estimate that the property-level break-even rate for revenue per available room (or “RevPAR”) for our portfolio as of September 30, 2023, was between $150 to $170 a night. We believe RevPAR provides an informative reflection of our business as it combines ADRs (average daily rates) along with occupancy rates. RevPAR for the nine months ended September 30, 2023 was $274, well above the property-level break-even level.

The following table shows historical occupancy and RevPAR at our leased properties:

Year	Occupancy	RevPAR
2018	86%	$160
2019	84%	$157
2020	61%	$103
2021	72%	$122
2022	77%	$247
2023 YTD	81%	$274

In late 2021, we began to transition our business to focus on leasing hotel properties in commercially zoned areas, and we have substantially completed this transition as of the date of the this Quarterly Report. As a result, we believe that our historical financial and operating results, including operating metrics such as occupancy and RevPAR, are not indicative of our future operations and are not comparable to our current strategy. However, we believe that the above table is useful in illustrating the higher RevPAR and improved results that we believe that we will achieve as a result of our transition in business strategy.

Regulations Governing Short-Term Rentals

We launched our New York City operations in late 2019. Cities, such as New York City, have been diligent in the implementation and enforcement of short-stay rental regulations to ensure the safety of their communities and housing availability and affordability. Typically, these regulations prohibit rentals having durations of less than 30 days. As the COVID-19 global pandemic, and related travel restrictions and shutdowns, emerged, New York City implemented unprecedented eviction moratoriums. As a result of our operations and the pandemic, we historically experienced violations of short-term rental regulations in some of our units located in residentially zoned areas, including those caused by subtenants who illegally occupy some of our units beyond their rental term (i.e., “squatters”), and, in some cases, illegally “sublet” our units to others. In these circumstances, we took legal measures to reclaim our units, including filing lawsuits seeking orders of removal, and notifying the applicable authorities. Given existing state and local government policy, as well as pandemic-affected resource limitations within the courts, we received limited relief. As part of our going-forward strategy, we have divested ourselves of all leases of residentially zoned properties and only operate properties that are not subject to these short-stay regulations. In conjunction with this divestiture, we have worked with New York City’s Department of Buildings and Office of Special Enforcement to settle any past short-term stay violations, with any settlement expected by management to be nonmaterial.

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

Given the complexity of short-stay regulations in the cities in which we operate, we generally wound-down the majority of our residential area-located apartment inventory by the end of 2022 as part of the transition of our business strategy. As of September 30, 2023, our accommodation units portfolio is comprised of over 98% hotel units that are not subject to short-stay length regulations or contractual provisions and the balance is comprised of apartment units that are subject to such restrictions. Our portfolio growth strategy involves adding exclusively commercially zoned properties that are not subject to short-stay length regulations and divesting our remaining leases for residential-area properties. As a result, the need to comply with local or contractual short-stay length regulations or requirements, and the costs related thereto, have become increasingly less important to our operations.

Results of Operations

	For The Three Months Ended September 30,
	2023	2022	% ∆ YoY
Net Rental Revenue	$31,208,248	$11,575,325	170%
Rent Expense	7,802,847	2,786,458
Non-Cash Rent Expense Amortization	1,952,599	(11,471)
Other Expenses	13,640,517	3,911,386
Total Cost of Revenue	23,395,963	6,686,373	250%
Gross Profit	7,812,285	4,888,952	60%
General and Administrative Expenses	1,981,774	4,952,740
Non-Cash Expenses	741,634	358,286
Total Operating Expenses	2,723,408	5,311,026	(49)%
Income (Loss) from Operations	5,088,877	(422,074)	(1,306)%
Other Income (Expense)
Other Income	31,627	606,090
Cash Interest and Financing Costs	(2,185,202)	(79,500)
Non-Cash Financing Costs	-	(4,072,078)
Total Other Expense	(2,153,575)	(3,545,488)	(39)%
Income (Loss) Before Benefit from for Income Taxes	2,935,302	(3,967,562)	174%
Benefit from Income Taxes	(1,999,498)	(750,000)
Net Income (Loss)	$4,934,800	$(3,217,562)	253%

Three Months Ended September 30, 2023 as compared to Three Months Ended September 30, 2022

Net Rental Revenue

The increase in net rental revenue of 170% for the three months ended September 30, 2023 to $31.2 million as compared to $11.6 million for the three months ended September 30, 2022 was a result of the increase in average units available to rent from 571 for the three months ended September 30, 2022 to 1,423 for the three months ended September 30, 2023 as well as better RevPAR, or revenue per available room, from $220 for the three months ended September 30, 2022 to $244 for the three months ended September 30, 2023. RevPAR includes both average daily rate (“ADR”) and occupancy.

Cost of Revenue

For the three months ended September 30, 2023, the principal component responsible for the increase in our cost of revenue was expenses for our units available to rent, which increased by $16.7 million, or 250%, from $6.7 million in the three months ended September 30, 2022, to $23.4 million in the three months ended September 30, 2023, as a result of the increased number of units as well as related increases in property-related costs such as utilities, labor, cable / WIFI costs and cost related to greater revenues such as credit card processing fees and commissions.

Gross Profit

The increase in our gross profit of $2.9 million, or approximately 60%, to $7.8 million for the three months ended September 30, 2023, as compared to $4.9 million for the three months ended September 30, 2022, is primarily attributable to the greater number of units and better RevPAR over these periods.

Total Operating Expenses

Total operating expenses incurred for the three months ended September 30, 2023, decreased by approximately $2.6 million from the three months ended September 30, 2022. Of this decrease, $1.8 million was for costs related to the exit of SoBeNY, which did not occur in the three months ended September 30, 2023. The balance of this decrease was primarily related to the business shift from decentralized apartment rentals and related staffing (SSOs) to more centralized operations with staffing within the properties (union staffing included in cost of revenue).

Other Income (Expense)

Total other expense for the three months ended September 30, 2023 was $2.2 million as compared to $3.5 million for the three months ended September 30, 2022. This decrease is primarily due to non-cash financing costs during the three months ended September 30, 2022 as compared with three months ended September 30, 2023 partially offset by the forgiveness of certain debt included in the three months ended September 30, 2022, that was not included in the three months ended September 30, 2023.

Provision for Income Taxes

Income tax benefit increased $1.25 million to $2.0 million for the three months ended September 30, 2023 from $0.75 million during the three months ended September 30, 2022. The increase is primarily related to the timing and deductibility determination of certain expenses.

	For The Nine Months Ended September 30,
	2023	2022	% ∆ YoY
Net Rental Revenue	$85,883,521	$30,876,088	178%
Rent Expense	18,068,828	7,371,055
Non-Cash Rent Expense Amortization	6,187,540	1,191,431
Other Expenses	38,273,980	12,054,769
Total Cost of Revenue	62,530,348	20,617,255	203%
Gross Profit	23,353,173	10,258,833	128%
General and Administrative Expenses	9,297,097	6,817,967
Non-Cash Expenses	3,057,647	358,286
Total Operating Expenses	12,354,744	7,176,253	72%
Income from Operations	10,998,429	3,082,580	257%
Other Income (Expense)
Other Income	129,875	1,193,157
Cash Interest and Financing Costs	(5,505,708)	(1,239,379)
Non-Cash Financing Costs	(30,227,289)	(4,072,078)
Total Other Expense	(35,603,122)	(4,118,300)	765%
Loss Before Provision for Income Taxes	(24,604,693)	(1,035,720)	2,276%
Provision for Income Taxes	15,702	-
Net Loss	$(24,620,395)	$(1,035,720)	(2,277)%

Nine Months Ended September 30, 2023 as compared to Nine Months Ended September 30, 2022

Net Rental Revenue

The increase in net rental revenue of 178% for the nine months ended September 30, 2023 to $85.9 million as compared to $30.9 million for the nine months ended September 30, 2022 was a result of the increase in average units available to rent from 592 for the nine months ended September 30, 2022 to 1,160 units for the nine months ended September 30, 2023 as well as better RevPAR, or revenue per available room, from $191 for the nine months ended September 30, 2022 to $274 for the nine months ended September 30, 2023. RevPAR includes both ADR and occupancy.

Cost of Revenue

For the nine months ended September 30, 2023, the principal component responsible for the increase in our cost of revenue was expenses for our units available to rent, which increased by $41.9 million, or 203%, from $20.6 million in the nine months ended September 30, 2022, to $62.5 million in the nine months ended September 30, 2023, as a result of an increased number of units as well as related increases in property-related costs such as utilities, labor, cable / WIFI costs and cost related to greater revenues such as credit card processing fees and commissions.

Gross Profit

The increase in our gross profit of $13.1 million, or approximately 128%, to $23.4 million for the nine months ended September 30, 2023, as compared to $10.3 million for the nine months ended September 30, 2022, is primarily attributable to the greater number of units and better RevPAR over these periods.

Total Operating Expenses

Total operating expenses incurred for the nine months ended September 30, 2023, increased by approximately $5.2 million from the nine months ended September 30, 2022. The principal component responsible for the increase in total operating expenses is related to our units available to rent during this period and the ramp up in these units. New units incur greater operating expenses in relation to revenue during the first nine months of operation.

Other Income (Expense)

Total other income and expenses incurred for the nine months ended September 30, 2023, increased by approximately $31.5 million from the nine months ended September 30, 2022. The majority of this increase is related to non-recurring, non-cash financing charges of $30.2 million incurred during the nine months ended September 30, 2023 not incurred during the nine months ended September 30, 2022.

Provision for Income Taxes

For the nine months ended September 30, 2023 versus the nine months ended September 30, 2022, the provision for income taxes was almost unchanged as both periods experienced a loss before the tax provision.

Liquidity and Capital Resources

The following table provides information about our liquidity and capital resources as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023	As of December 31, 2022
Cash and Cash Equivalents	$4,798,580	$1,076,402
Other Current Assets	$23,330,533	$10,471,192
Total Current Assets	$28,129,113	$11,547,594
Total Current Liabilities	$21,561,644	$25,439,614
Working Capital (Deficit)	$6,567,469	$(13,892,020)

As of September 30, 2023, our cash and cash equivalents balance was $4,798,580 as compared to $1,076,402 at December 31, 2022, and total current assets were $28,129,113 at September 30, 2023, as compared to $11,547,594 at December 31, 2022.

As of September 30, 2023, our company had total current liabilities of $21,561,644 as compared to $25,439,614 at December 31, 2022. Total current liabilities at September 30, 2023 consisted of: accounts payable and accrued expenses of $7,677,799 as compared to $6,252,491 at December 31, 2022; rents received in advance of $3,549,450 at September 30, 2023, as compared to $2,566,504 at December 31, 2022; short-term business loans of $2,312,198 at September 30, 2023, as compared to $2,003,015 at December 31, 2022; loans payable of $1,490,734 at September 30, 2023, as compared to $10,324,519 at December 31, 2022; and operating lease liability of $6,434,704 at September 30,2023, as compared to $4,293,085 at December 31, 2022.

As of September 30, 2023, our company had positive working capital of $6,567,469 as compared to a deficit of $13,892,020 at December 31, 2022.

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

We recorded a $28,522,740 charge on May 21, 2023 for the elimination of our revenue share agreements via the issuance of stock. The charge is non-cash, and as a result of the elimination of these agreements, the Company believes this will improve future financial results and cash flows.

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

Potential Future Dilution from Stock Options and Warrants

As of September 30, 2023 we had 1,649,763 options and 1,102,000 warrants outstanding with a weighted average exercise price of $2.63 and $4.02, respectively. The approximate dilutive impact under the treasury stock method for these options and warrants is as follows:

	Net Shares Issuable
Assumed Market Price per Share at the time of Exercise	Options	Warrants	Total
$3.00	203,125	-	203,125
$3.50	409,788	-	409,788
$4.00	564,785	-	564,785
$4.50	685,338	118,711	804,049
$5.00	781,780	217,040	998,820
$5.50	860,688	297,040	1,158,179
$6.00	926,084	364,533	1,290,978

Cash Flows from Operating Activities

During the nine months ended September 30, 2023, we used $7,014,551 of cash in operating activities that was primarily related to an increase in security deposits of $9,402,784, an increase in receivables from OTAs of $12,868,602, increase in prepaid expenses and other assets of $3,791,886, and an increase in operating lease liabilities of $17,485,034 offset by non-cash amount of lease expense of $23,695,139, termination of revenue share agreement of $28,174,148, issuance of shares for revenue share agreement of $1,704,549 non-cash stock compensation expense of $1,158,058, and shares used for operating expense of $2,003,210. During the nine months ended September 30, 2022, we used $13,546,273 of cash in operating activities that was primarily related to the increase in processor retained funds of $7,309,323, operating lease liabilities of $2,942,616, increase in prepaid and other assets of $1,265,751 and increase in security deposits of $4,416,722 partially offset by warrant expense of $3,480,725, and non-cash amount of lease expense of $1,191,431.

Cash Flow from Investing Activities

During the nine months ended September 30, 2023, cash used for the purchase of property and equipment and leaseholds totaled $921,414, and cash generated from the sale of Treasury Bills was $2,692,396.

Cash Flow from Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities of $8,965,747 included warrant exercises of $7,666,502 and proceeds from development incentive advances of $1,594,557. During the nine months ended September 30, 2022, net cash provided by financing activities of $14,824,266 which included net proceeds of $10,198,548 from our initial public offering, net proceeds from loans $4,964,200, offset by net repayments of short-term business loans of $1,061,481.

Financing Activities

Registration Rights Amendment and Warrant Letter Agreement

The Company previously entered into:

●	a Securities Purchase Agreement, dated as of May 27, 2022 (the “May Agreement”), between the Company and Greenle Partners LLC Series Alpha P.S. (“Greenle Alpha”);

●	a Securities Purchase Agreement, dated as of June 30, 2022, and amended by the letter agreement dated July 15, 2022 and Addendum to Securities Purchase Agreement dated as of August 15, 2022 (as amended, the “June Agreement”), between the Company and Greenle Alpha;

●	a Securities Purchase Agreement, dated as of September 30, 2022, and amended by the letter agreement dated October 20, 2022 (as amended, the “September Agreement” and, together with the May Agreement and the June Agreement, the “Purchase Agreements”), between the Company and Greenle Alpha;

●	a Loan Agreement, dated as of November 23, 2022 (the “Loan Agreement” and collectively with the Purchase Agreements, the “Greenle Agreements”), among the Company, Greenle Alpha and Greenle Partners LLC Series Beta P.S. (“Greenle Beta” and, together with Greenle Alpha, “Greenle”), as supplemented or amended by a letter agreement dated February 17, 2023;

●	a letter agreement between Greenle and the Company dated February 13, 2023 (the “February 2023 Revenue Share Agreement”), as amended by the Revenue Share Exchange Agreement dated May 21, 2023 (the “May 2023 Letter Agreement”);

●	a letter agreement between the Company and Greenle dated June 19, 2023 (the “June 2023 Letter Agreement”); and

●	a letter agreement between the Company and Greenle dated August 15, 2023 (the “August 2023 Letter Agreement” and collectively with the Purchase Agreements, the Greenle Agreements, the February 2023 Revenue Shares Agreement, the May 2023 Letter Agreement and the June 2023 Letter Agreement, the “Agreements”).

On August 31, 2023, we entered into a further agreement with Greenle (the “August 31, 2023 Letter Agreement”) to amend the Agreements to waive registration rights for any currently issued common stock for a period of 12 months and any future issuances for a rolling 12 month period from the date such common stock is issued with an outside date of 18 months from the date of the August 31, 2023 Letter Agreement. Pursuant to the August 31, 2023 Letter Agreement, the Company extended its existing registration rights obligations such that it is obligated to register the resale by Greenle of (i) the shares of Common Stock issued or issuable pursuant to the February 2023 Revenue Share Agreement, the May 2023 Letter Agreement and the August 2023 Letter Agreement and (ii) the shares of Common Stock underlying all outstanding warrants to purchase shares of Common Stock beneficially owned by Greenle (including the warrants to be issued pursuant to the August 31, 2023 Letter Agreement) within one year after the date of each respective issuance of Common Stock; provided, however, that, whether or not any such shares of Common Stock have been issued, as consideration for Greenle’s execution of the August 31, 2023 Warrant Letter Agreement, the Company will use its best efforts to cause all such registration statements to become effective within eighteen months of the date of the August 31, 2023 Letter Agreement.

As consideration for Greenle’s execution of the August 31, 2023 Letter Agreement the Company agreed to issue (i) Greenle Alpha a warrant to purchase 1,610,000 shares of Common Stock at an exercise price of $4.00 per share and (ii) Greenle Beta a warrant to purchase 390,000 shares of Common Stock at an exercise price of $4.00 per share. Subject to certain limitations contained in the Registration Rights Amendment and Warrant Letter Agreement, the Company had the right to require Greenle to exercise such warrants at a trigger price of $5.00, which would result in proceeds to the Company of $8,000,000. Subsequent to period end, on November 6, 2023, we entered into a New Registration Rights and Warrant Letter Agreement that superseded the Registration Rights Amendment and Warrant Letter Agreement in its entirely. See “Subsequent Events—Warrant Issuances” and “Item II Part 5 – Greenle Letter Agreement” of this Quarterly Report on Form 10-Q.

Warrant Exercises

On July 5, 2023, Greenle Alpha exercised its right to purchase an aggregate of 160,000 shares of the Company’s common stock at an exercise price of $2.50 per share pursuant to rights underlying certain of its warrants that were issued in connection with prior financings. In connection with such exercise, the Company received aggregate gross proceeds of $400,000.

On July 12, 2023, Greenle Alpha exercised its right to purchase an aggregate of 400,000 shares of the Company’s common stock at an exercise price of $2.50 per share pursuant to rights underlying certain of its warrants that were issued in connection with prior financings. In connection with such exercise, the Company received aggregate gross proceeds of $1,000,000.

On August 17, 2023, Greenle Beta exercised its right to purchase an aggregate of 180,000 shares of the Company’s common stock at an exercise price of $2.50 per share pursuant to rights underlying certain of its warrants that were issued in connection with prior financings. In connection with such exercise, the Company received aggregate gross proceeds of $450,000.

Advisory Shares

The tables below outline equity issuances not related to the conversion from an LLC to C Corp, the initial public offering the exercise of Options or Warrants, the conversion of debt into equity or the issuance of shares pursuant to revenue share agreements.

For the three months ended September 30, 2023

Description	P/L Account	Date	Shares	Price	Value
Non-employee Board members pursuant to related comp. policy	Non-Cash Stock Compensation Expense	8/16/2023	91,525	$2.85	$260,846

In connection with certain property finders' fee arrangements	Non-Cash Issuance of Common Stock for Operating Expenses	8/21/2023	45,833	$2.77	$126,957
Advisory and legal services	Non-Cash Issuance of Common Stock for Operating Expenses	8/21/2023	9,250	$2.85	$26,363
Acorn Management Partners in connection with advisory services	Non-Cash Issuance of Common Stock for Operating Expenses	8/28/2023	8,741	$2.89	$25,261
Elizabeth Brown in connection with her termination of employment	Non-Cash Issuance of Common Stock for Operating Expenses	8/28/2023	50,000	$3.11	$155,500
Subtotal			113,824		$334,081

For the three months ended June 30, 2023

Description	P/L Account	Date	Shares	Price	Value
Issuance of shares for deferred compensation	Accrued Liabilities	5/24/2023	86,518	$2.97	$256,958
Issuance of shares for deferred compensation	Accrued Liabilities	5/17/2023	73,518	$2.86	$210,259
Subtotal			160,036		$467,217

Acorn Management Partners in connection with advisory services	Non-Cash Issuance of Common Stock for Operating Expenses	6/1/2023	15,040	$3.42	$51,437
In connection with certain property finders' fee arrangements	Non-Cash Issuance of Common Stock for Operating Expenses	5/17/2023	65,573	$3.05	$199,998
Issuance of shares for consulting agreement	Non-Cash Issuance of Common Stock for Operating Expenses	5/3/2023	195,912	$2.72	$532,880
Subtotal			276,525		$784,314

For the three months ended March 31, 2023

Description	P/L Account	Date	Shares	Price	Value
Non-employee Board members pursuant to related comp. policy	Non-Cash Stock Compensation Expense	3/1/2023	166,665	$2.58	$429,996

In connection with certain property finders' fee arrangements	Non-Cash Issuance of Common Stock for Operating Expenses	3/17/2023	136,887	$2.45	$335,373
In connection with a consulting agreement	Non-Cash Issuance of Common Stock for Operating Expenses	2/10/2023	196,994	$1.85	$364,439
In connection with a marketing agreement	Non-Cash Issuance of Common Stock for Operating Expenses	2/10/2023	100,000	$1.85	$185,000
Subtotal			433,881		$884,812

	Total for nine months ended September 30, 2023		1,242,456		$3,161,267

For the three months and nine months ended September 30, 2022

Description	P/L Account	Date	Shares	Price	Value
Non-employee Board members pursuant to related comp. policy	Non-Cash Stock Compensation Expense	8/16/2022	54,000	$3.37	$181,980

	Total for nine months ended September 30, 2022		54,000		$181,980

Revenue Shares

On September 11, 2023, the Company issued 36,179 shares of the Company’s common stock and 578,071 shares of the Company’s common stock to Greenle Beta and Greenle Alpha, respectively, in connection with the February 2023 Revenue Share Agreement. As of November 8, 2023, the registrant had 36,836,190 shares of common stock outstanding. Shares outstanding inclusive of shares committed to be issued but not yet issued as of this date on both the February 2023 Revenue Share Agreement and the May 2023 Revenue Share Exchange Agreement are 44,804,690 (or 1,228,500 for the February 2023 Revenue Share Agreement and 6,740,000 for the May 2023 Revenue Share Agreement).

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

Third-Party Payment Processors

We utilize third-party payment processors to process guest transactions via credit card. Over 95% of our reservations are processed through credit card transactions in which we pay a processing fee. As noted in our financial statements, we maintain cash under “Processor retained funds” on our balance sheet as of September 30, 2023. These reserved funds are cash reserves held back by our processors to offset chargebacks and refunds due to guests. These reserves are intended to provide protection for both our guests and credit card processor with respect to cancellations and refunds. As part of our growth strategy, the large majority of our accommodation units are now rented on a nonrefundable basis, in order to minimize cancellation and refund exposures.

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

Payment received for the future use of a rental unit is recognized as a liability and reported as rents received in advance on the balance sheets. Rents received in advance are recognized as revenue after the rental unit is occupied by the customer for the agreed upon length of time. The rents received in advance balance as of December 31, 2022 and September 30, 2023, was $2,566,504 and $3,549,450 respectively, and is expected to be recognized as revenue within a one-year period.

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

We did not have unrecognized tax benefits as of September 30, 2023 and do not expect this to change significantly over the next 12 months. We will recognize interest and penalties accrued on any unrecognized tax benefits as a component of provision for income taxes.

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

For the three and nine months ended September 30, 2023, the Company recorded a tax provision of a benefit of $1,999,498 and provision of $15,702, respectively. The tax provision benefit recorded in the three months ended September 30, 2023, was as a result of the Company determining the deductibility of the shares issued for the satisfaction of the Revenue Share exchange (as outlined in Note 17). For the three and nine months ended September 30, 2022, the Company recorded a provision of negative $750,000 and zero, respectively.

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

(c) Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2023, other than the changes described above in “Remediation Plan,” there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although the Company does not expect, based on currently available information, that the outcome in any pending matters, individually or collectively, will have a material adverse effect on its financial position or results of operations, the ultimate outcome is inherently unpredictable. The Company regularly assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable and estimable. In this regard, the Company establishes accrual estimates for its various lawsuits, claims, investigations and proceedings when it is probable that an asset has been impaired or a liability incurred at the date of the financial statements and the loss can be reasonably estimated. As of September 30, 2023, we have $1.4 million accrued for legal matters. The Company believes the accrual best estimates the most likely outcomes of these matters, however the range of outcomes could be between $1,250,000 – $1,750,000.

Item 1A - Risk Factors

As of September 30, 2023, there have been no material changes in our risk factors from those set forth under the heading Part I, “Item 1A. Risk Factors” in our Annual Report. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Sales of unregistered securities during the nine months ended September 30, 2023 included:

Warrant Exercises

For a discussion of the Warrant Exercises, refer to the discussion under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financing Activities,” and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Subsequent Events” which is incorporated by reference into this Item 2.

Advisory Shares

For a discussion of the Advisory Shares, refer to the discussion under “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations- Financing Activities,” which is incorporated by reference into this Item 2. The Company will not receive any proceeds from the issuance of the Advisory Shares.

Revenue Shares

For a discussion of the Revenue Shares, refer to the discussion under “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations- Financing Activities,” which is incorporated by reference into this Item 2. The Company will not receive any proceeds from the issuance of the Advisory Shares.

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

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

Appointment of Shanoop Kothari as Co-Chief Executive Officer

On November 8, 2023, pursuant to a resolution of the Board of Directors of the Company, the Company announced that Shanoop Kothari was appointed as Co-Chief Executive Officer of the Company. Biographical and other information about Mr. Kothari can be found in the Company’s Proxy Statement filed in connection with the Company’s 2023 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on June 5, 2023 (the “2023 Proxy Statement”), which is incorporated by reference herein.

There are no arrangements or understandings between Mr. Kothari and any other person pursuant to which he was selected for the position of Co-Chief Executive Officer. In addition, there are no family relationships between Mr. Kothari and any directors or executive officers of the Company. The transactions that are required to be reported under Item 404(a) of Regulation S-K between Mr. Kothari and the Company are described in the Company’s 2023 Proxy Statement, which description is incorporated herein by reference, and the Company’s subsequent filings with the Securities and Exchange Commission.

In connection with Mr. Kothari’s appointment as Co-Chief Executive Officer, the Company and Mr. Kothari entered into the First Amendment to Employment Agreement by and between the Company and Mr. Kothari, dated November 8, 2023 (the “Amended Employment Agreement”). The Amended Employment Agreement provides that Mr. Kothari’s Annual Equity Awards (as defined therein) may be comprised of restricted stock units, among other types of equity awards.

Resignation of Kevin Mikolashek as Chief Compliance Officer

On November 8, 2023, the Company announced that Kevin Mikolashek resigned as Chief Compliance Officer of the Company, effective immediately, due to health reasons. Mr. Mikolashek’s decision to resign was not caused by any disagreement with the Company, its management or the Board, its auditors or its financial statements, or any matter relating to the Company’s operations, policies or practices. Currently, the Company is evaluating candidates to serve as a non-executive general counsel and expects to appoint such general counsel during 2023.

Employment of Matthew Ulmann as General Counsel

On November 8, 2023, the Company announced that Matthew Ulmann has been hired as General Counsel of the Company, effective immediately.

Mr. Ulmann earned his Bachelor of Arts from the State University of New York at Buffalo, and his Juris Doctor from New York Law School. Upon graduating law school, Mr. Ulmann represented multiple real estate holding companies at a large, international law firm. He subsequently served as a law clerk for the Honorable Anil C. Singh in the New York State Supreme Court, Commercial Division and New York State Appellate Division, First Judicial Department. Mr. Ulmann will be responsible for overseeing the Company’s legal functions, reporting to Mr. Ferdinand and Mr. Kothari, the Company’s Co-CEOs.

Greenle Letter Agreement

The Company previously entered into:

●	a Securities Purchase Agreement, dated as of May 27, 2022 (the “May Agreement”), between the Company and Greenle Partners LLC Series Alpha P.S. (“Greenle Alpha”);

●	a Securities Purchase Agreement, dated as of June 30, 2022, and amended by the letter agreement dated July 15, 2022, Addendum to Securities Purchase Agreement dated as of August 15, 2022 and the letter agreement dated September 16, 2022 (as amended, the “June Agreement”), between the Company and Greenle Alpha;

●	a Securities Purchase Agreement, dated as of September 30, 2022, and amended by the letter agreement dated October 20, 2022 (as amended, the “September Agreement” and, together with the May Agreement and the June Agreement, the “Purchase Agreements”), between the Company and Greenle Alpha;

●	a Loan Agreement, dated as of November 23, 2022 (the “Loan Agreement” and collectively with the Purchase Agreements, the “Greenle Agreements”), among the Company, Greenle Alpha and Greenle Partners LLC Series Beta P.S. (“Greenle Beta” and, together with Greenle Alpha, “Greenle”), as supplemented or amended by a letter agreement dated February 17, 2023;

●	a letter agreement between Greenle and the Company dated February 13, 2023 (the “February 2023 Revenue Share Agreement”), as amended by the Revenue Share Exchange Agreement dated May 21, 2023 (the “May 2023 Letter Agreement”)

●	a letter agreement between the Company and Greenle dated June 19, 2023 (the “June 2023 Letter Agreement”);

●	a letter agreement between the Company and Greenle dated August 15, 2023 (the “August 15, 2023 Letter Agreement”); and

●	a letter agreement between the Company and Greenle, dated August 31, 2023 (the “August 31, 2023 Letter Agreement” and collectively with the Purchase Agreements, the Greenle Agreements, the February 2023 Revenue Share Agreement, the May 2023 Letter Agreement, the June 2023 Letter Agreement and the August 15, 2023 Letter Agreement, the “Agreements”)

On November 6, 2023, we entered into a further agreement with Greenle (the “Registration Rights Amendment and Warrant Letter Agreement”) to amend the Agreements to waive registration rights for any currently issued common stock for a period of 12 months and any future issuances for a rolling 12 month period from the date such common stock is issued with an outside date of 18 months from the date of the Registration Rights Amendment and Warrant Letter Agreement. As more fully described in the Registration Rights Amendment and Warrant Letter Agreement, Greenle’s obligations thereunder are contingent upon the Company’s ability to access debt or preferred capital under the terms and timing stated therein. Pursuant to the Registration Rights Amendment and Warrant Letter Agreement, the Company extended its existing registration rights obligations such that it is obligated to register the resale by Greenle of (i) the shares of Common Stock issued or issuable pursuant to the February 2023 Revenue Share Agreement, the May 2023 Letter Agreement, the August 15 2023 Letter Agreement and the August 31, 2023 Letter Agreement and (ii) the shares of Common Stock underlying all outstanding warrants to purchase shares of Common Stock beneficially owned by Greenle (including the warrants to be issued pursuant to the Registration Rights Amendment and Warrant Letter Agreement) within one year after the date of each respective issuance of Common Stock; provided, however, that, whether or not any such shares of Common Stock have been issued, the Company will use its best efforts to cause all such registration statements to become effective within eighteen months of the date hereof.

As consideration for Greenle’s execution of the Registration Rights Amendment and Warrant Letter Agreement the Company agreed to issue (i) Greenle Alpha a warrant to purchase 1,610,000 shares of Common Stock at an exercise price of $4.00 per share and (ii) Greenle Beta a warrant to purchase 390,000 shares of Common Stock at an exercise price of $4.00 per share. Subject to certain limitations contained in the Registration Rights Amendment and Warrant Letter Agreement, the Company will have the right to require Greenle to exercise such warrants at a trigger price of $5.00, which would result in proceeds to the Company of $8,000,000.

The foregoing summary of the Registration Rights Amendment and Warrant Letter Agreement is not complete and is qualified by reference to the full text of the Registration Rights Amendment and Warrant Letter Agreement, which is included as Exhibit 10.6 to this Quarterly Report on Form 10-Q and herein incorporated by reference.

Item 6 - Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-262114) filed with the SEC on January 12, 2022).
3.1.1	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
3.1.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-262114) filed with the SEC on January 12, 2022).
3.3	Certificate of Conversion from LLC to “C” corporation (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report Form 10-Q filed with the SEC on May 9, 2023).
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on September 1, 2023).
4.2	Certificate of Designations of the Company of the 13.00% Series A Cumulative Redeemable Preferred Stock, par value $0.00001 per share (incorporated by reference to Exhibit 3.6 of the Company’s Form 8-A filed on October 26. 2023).
10.1	Form of Franchise Agreement, dated as of August 2, 2023, by and between the Company and the franchisor named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2023).
10.2†	Employment Agreement, by and between LuxUrban Hotels Inc. and Brian Ferdinand, dated August 7, 2023 and effective as of October 1, 2023 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report Form 10-Q filed with the SEC on August 8, 2023).
10.3†	Employment Agreement, by and between LuxUrban Hotels Inc. and Shanoop Kothari, dated August 7, 2023 and effective as of October 1, 2023 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report Form 10-Q filed with the SEC on August 8, 2023).
10.4†	Employment Agreement, by and between LuxUrban Hotels Inc. and Jimmie Chatmon, dated August 7, 2023 and effective as of October 1, 2023 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report Form 10-Q filed with the SEC on August 8, 2023).
10.5	August 31, 2023 Letter Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on September 1, 2023).
10.6*	Registration Rights Amendment and Warrant Letter Agreement dated November 6, 2023.
10.7*	Amended No. 1 to Employment Agreement, by and between LuxUrban Hotels Inc. and Shanoop Kothari, dated November 8, 2023.
31.1*	Section 302 Certification by Chief Executive Officer.
31.2*	Section 302 Certification by Chief Financial Officer.
32.1**	Section 906 Certification by Chief Executive Officer.
32.2**	Section 906 Certification by Chief Financial Officer.
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUXURBAN HOTELS INC.

Dated: November 8, 2023	By:	/s/ Brian Ferdinand
Brian Ferdinand
Co-Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Dated: November 8, 2023	By:	/s/ Shanoop Kothari
Shanoop Kothari
President, Co-Chief Executive Officer, Chief Financial Officer and Secretary
(Principal Financial Officer)