Form 10-K
period 2023-12-31
LUXURBAN HOTELS INC.
filed 2024-04-15
CIK 1893311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-41473

LUXURBAN HOTELS INC.

(Exact name of registrant as specified in its charter)

Delaware	82-3334945
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2125 Biscayne Blvd, Suite 253
Miami, Florida	33137
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(833) 723-7368

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	LUXH	Nasdaq Stock Market LLC
13.00% Series A Perpetual Preferred Stock	LUXHP	Nasdaq Stock Market LLC

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

The registrant’s common stock began trading on the Nasdaq Stock Market LLC on August 12, 2022. Prior to that date, the Registrant’s common stock was not traded on any national securities exchange or in the over-the-counter market. On December 31, 2023, the last business day of the Registrant’s most recently completed fourth fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $125,418,745 based on the closing sales price of the Registrant’s common stock on such date as reported on the Nasdaq Stock Market LLC. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant’s common stock of which the Registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant.

The number of shares of the registrant’s common stock outstanding on April 15, 2024 was 41,814,361.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Special Note Regarding Forward-Looking Statements

This Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The statements contained in this Annual Report that are not purely historical are forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our financial performance, including our ability to generate revenue;

●	our ability to secure additional leases for hotel properties on terms that will help drive profitability;

●	the potential effects on our business from pandemics, such as those experienced during the COVID-19;

●	the potential effects of a challenging economy, for example, on the demand for vacation travel accommodations such as ours;

●	the ability of our short-stay accommodation offerings to achieve and sustain market acceptance across multiple cities throughout the United States and internationally;

●	the impact of increased competition;

●	the need to geographically centralize principal operations.

●	our efforts to identify, recruit and retain qualified officers, key employees, and directors possessing experience in the hotel and online travel services industries;

●	our ability to service our existing indebtedness and Series A Preferred Stock dividend and to obtain additional financing, including through the issuance of equity and debt, when and as needed on commercially reasonable terms;

●	our ability to protect our intellectual property;

●	our ability to complete strategic acquisitions, including joint ventures;

●	the need to obtain uninterrupted service from the third-party service providers we rely on for material aspects of our operations, including payment processing, data collection and security, online reservations, and booking and other technology services;

●	the effects of employment, labor union, and customer related litigations and disputes that may arise from time to time in the course of our operations and our efforts to minimize and resolve same;

●	the liquidity and trading of our securities;

●	regulatory and operational risks;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and

●	the time during which we will be an Emerging Growth Company (“EGC”) under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.

The forward-looking statements contained in this Annual Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those risk factors described below in “Item 1A. Risk Factors” of this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

See “Item 1A. Risk Factors” within this Annual Report for further discussion of these risks, as well as additional risks and uncertainties that could cause actual results or events to differ materially from those described in the Company’s forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report. Our company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report.

ITEM 1.	BUSINESS

Overview

We lease entire existing hotels on a long-term basis and rent out hotel rooms in the properties we lease. We currently have a portfolio of hotel rooms in New York, Miami Beach, New Orleans, and Los Angeles through long-term lease agreements and manage these hotels directly. Our revenues are generated through the rental of rooms to guests and through ancillary services such as cancellable room rate fees, resort fees, late and early check-in and check-out fees, baggage fees, parking fees, grab and go food service fees, and upgrade fees. As of the date of this Annual Report, we have 1,406 hotel rooms available for rent through our portfolio. We believe the COVID-19 pandemic created, and current economic conditions continue to present, an historic opportunity for us to lease additional dislocated and underutilized hotels at favorable economics for our company. We have been expanding our domestic operations and U.S.-based portfolio of available hotel rooms since inception, with our next planned target city being Boston, and have plans to open one or more international markets in the near term, with London as the initial target international market.

We strive to improve operational efficiencies by leveraging proprietary technology to identify, lease, manage, and market globally the hotel space we lease to business and vacation travelers through our online portal and third-party sales and distribution channels. Our top three sales channels represented more than 90% of revenue during the year ended December 31, 2023.

Our company has been engaged in a dedicated effort to enhance our management and operations teams through the recruitment of talented directors and officers who have meaningful and broad experience in the hotel and online travel services industries, as well as business development expertise. These efforts have included the recently announced additions of Elan Blutinger and Kim Schaefer, hotel and travel technology veterans, to our board of directors. We are continuing the efforts to deepen management and operational experience across all areas of our company through active recruitment of new personnel and the assignment of existing management personnel to areas in which their expertise can be focused.

General

We have been and are continuing to build a portfolio of existing hotels that provide short-term accommodations for guests at average nightly and occupancy rates that exceed our total cost and expenses. We are growing this portfolio by capitalizing on the dislocation in the hotel industry created by the COVID-19 pandemic and the high interest rate environment. We target business and vacation travelers under our consumer brand LuxUrban and we market our hotel properties primarily through our nonexclusive relationship with Wyndham Hotels & Resorts and numerous third-party online travel agency (“OTA”) channels.

Many of the hotels that we lease are hotels that were shuttered or underutilized as a result of the global pandemic. Other properties that we lease were either poorly managed prior to our acquisition, which caused landlords to seek a more stable tenant, or became attainable when LuxUrban provided landlords with more desirable long-term lease terms and prospects than other potential tenants.

Currently, we focus our portfolio expansion efforts on turnkey properties that require limited amounts of incremental capital to make the property guest-ready. We expect over time that we may need to invest additional capital as prime hotel lease acquisition opportunities diminish, but believe there will remain many attractive opportunities for properties where the economics will still be favorable despite the additional capital investment requirements. In these cases, we believe we will be able to obtain greater concessions from landlords as a result of the capital outlays that would be required from us.

Wyndham Relationship

In August 2023, we entered into nonexclusive franchise agreements with Wyndham Hotels & Resorts, Inc. pursuant to which our existing and future hotel properties are made part of the Trademark Collection® by Wyndham and Travelodge by Wyndham brands, while remaining under the operational control of our company.

The franchise agreements have initial terms of 15 to 20 years and require Wyndham to provide us with prescribed financial, sales, and operational-related support with respect to our properties. Pursuant to the franchise agreements, we agreed to make certain property improvements and modifications (collectively, “Capital Improvements”), which have been made or are in progress. In exchange for these Capital Improvements, Wyndham provides us with capital through development advance notes (“Development Incentive Advances”). Consistent with market practice, such Development Incentive Advances are evidenced by certain promissory notes with customary amortization and repayment terms. The Development Incentive Advances are not required to be repaid by us if we meet all the terms of the franchise agreements. In conjunction with our entry into the franchise agreements, we also paid a one-time, initial, nonrefundable franchise fee to Wyndham. Under the franchise agreements, we pay customary membership and marketing fees to Wyndham during the terms of the franchise agreements. These franchise agreements provide Wyndham with rights of first refusal with respect to third-party branded marketing of additional hotels we open in the future.

We market our hotel properties through several worldwide online travel agency (“OTA”) channels and on the Wyndham platform. We believe that our relationship with Wyndham, and similar relationships we may establish with other industry operators and OTAs, will provide us with lower operating costs (i.e., lower booking fees) and improved ADRs as we move forward by our company leveraging such providers’ reward members, corporate sales teams, and group bookings. For example, we expect to have access to significantly reduced booking fees, inclusive of franchise and other fees, as a result of using the Wyndham booking platform. Additionally, to the extent that we continue to use third-party online travel agencies for bookings, we expect to benefit from Wyndham’s lower online travel agency commission rates. We accordingly expect that the net impact of the franchise agreements will be a material reduction to such fees in comparison to previous operations.

Property Summary

We enter into triple net leases in which we are responsible for all of the costs on the property outside of exterior structural maintenance. As of December 31, 2023, we leased 18 properties with 1,599 units available for rent. In March 2024, we surrendered four of these hotels, including our hotels in Washington, D.C., based on our evaluation that such properties (a) had relatively poor performance, (b) presented suboptimal size and scale and (c) are of general quality that over time could present risks to our company. After giving effect to the surrender of these properties, we leased 14 properties with 1,406 units available for rent. We are in active negotiations with one or more of the hotels we surrendered in March 2024 for modified lease terms that would allow such hotels to work within our operating model, but there is no assurance that we will obtain the terms desired, or that if we are able to secure desired terms that we will still not replace these hotels with other hotels that we believe present greater opportunity for our company. In addition, in late 2023, we elected to not move forward on a previously agreed to long-term lease for a hotel because required repairs had not been timely completed by the landlord. As a result of this, we wrote-off $2,961,058 in security deposits and accrued $2,803,942 for potential claims against our company as a result of our termination actions.

Our portfolio of properties as of December 31, 2023 (as adjusted for the surrender of properties in March 2024) was as follows:

Property	# of Units	Property Type	Lease Term	Lease Remaining at 12/31/23 (years)	Extension Option (remaining at 12/31/23)	Annual Escalation	Date Commenced	Security Deposit
Blakely: 136 W 55th St, New York, NY 10105	117	Licensed hotel	15-year	12.8	10-year	3%	11/1/2021

Herald: 71 W 35th St, New York, NY 10001	168	Licensed hotel	15-year	13.4	None	3%	6/2/2022

Variety: 1700 Alton Rd Miami Beach, FL 33139	68	Licensed hotel	12.5-year	9.8	None	3%	3/26/2021

Lafayette: 600 St Charles Ave, New Orleans, LA 70130	60	Licensed hotel	19.4-year	18.3	None	2%	11/1/2022

Townhouse: 150 20th St., Miami Beach, FL 33139	70	Licensed hotel	11.25-year	10.4	10-year	3%	3/1/2023

Tuscany: 120 E 39th St., New York, NY 10016	125	Licensed hotel	15-year	14.0	10-year	2%	1/1/2023

O Hotel: 2869 819 Flower St, Los Angeles, CA 90017	68	Licensed hotel	15-year	14.3	5-year	3%	4/1/2023

Hotel 57: 2869 130 E 57th St., New York, NY 10022	216	Licensed hotel	15-year	14.5	10-year	3%	7/1/2023

Condor: 56 Franklin Ave, Brooklyn, NY 11205	35	Licensed hotel	15-year	14.7	10-year	3%	9/1/2023

Bogart: 101 Bogart St., Brooklyn, NY 11206	65	Licensed hotel	10-year	9.5	None	3%	7/1/2023

Property	# of Units	Property Type	Lease Term	Lease Remaining at 12/31/23 (years)	Extension Option (remaining at 12/31/23)	Annual Escalation	Date Commenced	Security Deposit
BeHome: 56 765 8th Ave, New York, NY 10036	44	Licensed hotel	25-year	24.5	None	10%	7/1/2023

Hotel 46: 129 West 46th St., New York, NY 11206	79	Licensed hotel	25-year	24.8	None	3%	11/1/2023

Hotel 27: 62 Madison Ave, New York, NY 10016	74	Licensed hotel	15-year	14.8	10-year	3%	11/1/2023

Washington: 8 Albany Street, New York, NY 10006	217	Licensed hotel	15.2-year	14.2	None	2%	9/20/2022

			Weighted Avg.	Weighted Avg.	Weighted Avg.	Weighted Avg.
Operating Units as of 12/31/2023(1)	1,406		15.2	14.2	19.0	2.9%		$19,133,113
Other Deposits								$1,174,300
Total Deposits								$20,307,413

Note: Weighted averages are weighted by unit count.

(1)	Giving effect to units surrendered after December 31, 2023 up to the date of this Annual Report.

Due to the triple-net structure of our leases, we are typically responsible for the interior maintenance of our properties, and the landlord is responsible for the exterior maintenance and roof. When we enter into new property leases, we target leases of 10 to 15 years with 5- to 10-year extension options. We try to keep annual escalations of between 2 to 3% fixed and none of our leases at December 31, 2023 are tied to inflation or CPI.

As a matter of course, from time to time we become, and are currently, involved in disputes with landlords for certain hotel properties. The complexity of each lease for each of our hotels requires us to be diligent with respect to the terms of each lease, including deposit requirements, deliverables, and management and maintenance terms, among other terms and covenants. A dispute under a lease can range from minor issues to issues that could give rise to claims of default by us or the landlord under the lease. Currently, we have defaults across certain properties totaling 216 keys, all of which we believe are in the process of being cured and which will be cured in the near term. Where landlords have breached and have not cured, we may be required to litigate to protect our rights under one or more leases, which could divert management attention from our regular operations and could be costly to our company without any guarantee of success in the action.

Our Business Strategy

When we lease properties, we typically do so with either a refundable security deposit, refundable letter of credit, or both. In most cases, we get a period of “free rent” in which we “make ready” the property. Our make-ready efforts include, but are not limited to, minor repairs or property updates, hiring appropriate property-level staff, installation of utility, Wi-Fi, Internet and cable services, and listing the property on the OTA channels we utilize. We anticipate that in the near future, we will also utilize surety bonds for the funding of lease deposit requirements. In March 2024, we entered into an agreement with Berkley Insurance Company (“Berkley”) pursuant to which Berkley will provide us with up to an aggregate of $10 million in surety bonds that can be used to fund deposit requirements under long-term hotel leases. The bonds have a 70% collateral requirement. For example, a $1,000,000 bond would require us to maintain a collateral position of $700,000, which can be deposited in either cash or in the form of a letter of credit. In addition to collateral, we entered into an agreement of indemnity with Berkley. The bonds will cost 2.5% of the penalty amount of each bond annually.

We lease entire properties, which could include food service, gyms, or store fronts. We currently, and in the future plan to, in most cases, sublease food services and hotel-based store fronts to generate additional income. We believe these items are noncore to our operations.

Our average deposits (including letters of credit) by city as of December 31, 2023, as adjusted for the surrender of certain properties in March 2024 (as discussed above), were as follows:

Location	Miami Beach	New York	LA	NOLA
Units	138	1,140	68	60	1,406
Deposit	$1,750,000	$16,683,113	$400,000	$300,000	$19,133,113
Per Unit	$6,944	$14,634	$5,882	$5,000	$13,608

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

Property Operations

When we lease a new property, we typically streamline operations from the manner in which the property was managed by the prior operator by taking numerous measures, including but not limited to:

●	Reduction of staffing. Legacy properties we lease often have staffing at levels higher than we typically operate our properties. In addition to paring staff to ensure efficient operation, we eliminate staffing for areas we do not plan to operate initially or at all, including in hotel-based restaurants, bars, and workout facilities.

●	Hiring quality general manager (or GM). We believe that our operational success is partially related to empowering our employees to make decisions and solve guest concerns. This begins with a quality and experienced GM with a background in hospitality.

●	Continual cost-benefit analysis. Our lead operational staff have been trained to continuously calculate cost benefit in our operations. Specifically, we are constantly reviewing the return on requested investment capital and the related payback. We do this both at the corporate level as well as the operational level. For example, during lower periods of occupancy, we may delay certain maintenance items as during these periods we can remove these units from inventory for a more prolonged period without experiencing any impact to revenues or the guest experience.

Unit Economics

We believe we have one of the lowest per-night, property-level break-even costs in our markets as a result of leasing our properties at generationally favorable terms. We estimate that the property-level break-even rate for total revenue per available room (or TRevPAR) for our portfolio as of December 31, 2023, was between $160 to $180 a night. We define TRevPAR as total revenue received by our company inclusive of room rental rates, ancillary fees (which include but are not limited to resort fees, late/early check-in, baggage fees, parking fees paid to us, and upgrade fees), cancellation fees, taxes (including other pass-through expenses) and other miscellaneous income received by us, divided by the average available rooms for rent during a given period.

The following table shows historical occupancy and TRevPAR at our leased properties:

Year	Occupancy	TRevPAR
2018	86%	$160
2019	84%	$157
2020	61%	$103
2021	72%	$122
2022	77%	$247
2023	79%	$249

Note: During the fourth quarter of 2023, our business was significantly impacted by our transition to the Wyndham platform because the marketing and sale of our properties were taken off our prior OTAs and transitioned to the Wyndham booking and reservation platforms during which transition. the rooms were not available for rent. The amounts above are not adjusted by our estimate of this impact. This was a one-time occurrence and not expected to be repeated in 2024.

Our early historic operations involved the leasing of units within multifamily properties. In late 2021, we began to transition our business to focus on leasing hotel properties in commercially-zoned areas, and we have completed this transition. As a result, we believe that our historical financial and operating results (in particular for the years 2018 through 2021), including operating metrics such as occupancy rate and TRevPAR, are not indicative of our current and future operations. We do believe, however, that the above table is useful in illustrating the higher TRevPAR and improved results that we can achieve as a result of our hotel-centric business strategy.

Overall Hospitality Market

Since early 2022, we, along with the broader lodging industry, have experienced a steady recovery of demand for our properties in all of our markets. As a result, we have been able to increase our average daily rates during this period. Outside of post year-end seasonality, we continued to experience this recovery in 2023 and into 2024. We believe this trend will continue despite recessionary fears due to rising inbound international travel, including the anticipated opening of Chinese travel, which had a significant impact on our business in 2023, which impact should continue in 2024.

Seasonality

Operations at hotel properties in general have historically been seasonal in nature, reflecting lower revenues and occupancy rates during the first quarter of each year when compared to the remaining three quarters. In 2022 and 2023 we experienced such seasonality with respect to our properties. While the foregoing is based on only limited historical data with respect to the seasonality of our business, we expect that this seasonality may continue to cause fluctuations in our quarterly operating revenues, profitability, and cash flow.

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

However, while we expect new competitors may arise, we expect that we will continue to enjoy a competitive advantage over new competitors. We believe this to be the case because of:

●	Our ability to identify hotel properties available for lease on terms that work within our operating plan, the speed at which we can close on leases for new properties and thereafter commencing the marketing and renting of rooms therein;

●	our experience and track record of quickly opening, listing, and marketing properties,

●	the existing and growing operational skillset and experienced brought by our management terms and day-to-day property managers, and

●	our reputation within the industry.

Human Capital

As of December 31, 2023, we had a total of 509 full-time employees, 291of which are unionized. We believe that our corporate culture and employee relationships are healthy and productive.

Our operations are overseen directly by a management team that encourages our employees to take a long-term approach to our business. We may expand our current management to retain other skilled employees with experience relevant to our business. Our management’s relationships will provide the foundation through which we expect to grow our business in the future.

Our future success is dependent in part on our continued ability to attract, hire and retain qualified personnel. Therefore, investing, developing and maintaining human capital is critical to our success. The Company strives to provide its employees with a safe and healthy workplace. We have recently accelerated initiatives to recruit and retain directors and officers that bring additional hotel and online travel industry expertise to our management and day to day operations.

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

The majority of our employees are currently represented by labor unions and/or covered by collective bargaining agreements. We may in the future acquire additional portfolios of units in other hotels or other building serviced by organized or unionized labor. In addition, union, worker council, or other organized labor activity may occur at other locations we already lease. Under the applicable agreements with labor unions or collective bargaining agreements, we are obligated to provide enhanced severance benefits that, in certain circumstances, may have to be paid upon termination of employment of hotel employees who are members of a union. We cannot predict the outcome of any labor-related proposal or other organized labor activity. Increased unionization of our workforce or other collective labor action, new labor legislation or changes in regulations could be costly, reduce our staffing flexibility or otherwise disrupt our operations, and reduce our profitability. While we have not experienced work stoppages to date, from time to time, hospitality operations may be disrupted because of strikes, lockouts, public demonstrations or other negative actions and publicity involving employees and third-party contractors. We may also incur increased legal costs and indirect labor costs because of disputes involving our workforce. Additionally, from time to time we are subject to arbitration conducted under applicable union regulations and cold be subject to various arbitration rulings. We are subject to various union agreements and among other obligations are required to provide the applicable unions with data on the size and scope of our operations and the number of employees at each applicable property and to post a bond covering at least three months of employee wages for each property. We are also subject to a payment schedule with NYHTC with respect to accrued pension, health, and union employee related obligations aggregating approximately $3 million as of the date of this Annual Report on Form 10-K that were not remitted on our behalf during the last part of 2023 (during a gap period resulting from our company’s switch to a new payroll service provider), through which we are obligated to make monthly payments until the accrued amount is fully paid down.

Intellectual Property (Trademarks and Patents)

We have filed for eight trademarks, including with respect to the “LuxUrban” brand. We intend to use these and other trademarks in building our brand, proprietary corporate philosophies in creating our operations and guests experiences, and certain proprietary technology, applications and databases and know how in our operations. As a result, our success depends in part on our ability to operate without infringing upon the proprietary rights of others, and to prevent others from infringing upon our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. trademark and copyright applications, nondisclosure and assignment of invention agreements with employees, and enforcing our rights as applicable. We also rely on trade secrets, know-how, and continuing technological innovation and may rely on licensing opportunities to develop and maintain our proprietary position.

Regulation

We must ensure regulatory compliance in our operations across numerous jurisdictions.

Property and Accommodations Regulation

Our business is subject to U.S. federal, state and local and foreign laws and regulations that vary widely by city, country and property type. Hospitality accommodations operations are also subject to compliance with the U.S. Americans with Disabilities Act and other laws and regulations relating to accessibility, and to laws, regulations and standards in other areas such as zoning and land use, licensing, permitting and registrations, fire and life safety, environmental and other property condition matters, staffing and employee training, cleaning protocols and other COVID-19 requirements, and property “star” ratings where required. Additionally, our real estate owners are also typically responsible for their own compliance with laws, including with respect to their employees, property maintenance and operations, environmental laws and other matters.

When signing leases in a new market, we engage local legal counsel to help identify relevant regulatory requirements. The efforts of local counsel include analysis on licensing and zoning, building code, accessibility and operations requirements, fire and life safety regulations, tax compliance, and local employment laws. Every leased property has unique characteristics, requiring further due diligence and regulatory analysis before each new lease signing.

We monitor regulatory changes in each existing market on an ongoing basis. To facilitate our growth and compliance work in each city, we attempt to establish relationships with local regulatory agencies, elected officials, business and community groups to build trust and improve understanding of our business model.

Our growing portfolio of accommodation units are comprised of units in entire hotels we lease on a long-term basis. Our hotel units are located in commercially zoned areas. Hotel units enjoy the benefits of commercial zoning, allowing for short-stay rentals of any length, even as a short as one day. As commercially zoned buildings are not typically subject to local short-stay length regulation, we are able to offer the vast majority of our accommodation portfolio with maximum flexibility in terms of stay length.

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

Non-Hotel Properties

In 2021 we commenced efforts to transition our operations away from the renting of rooms in residential multifamily buildings. These units are subject to short-term rental regulations, which can be difficult to ascertain, accurately interpret, and apply. We substantially completed this transition by the end of 2022 and our current operations focus solely on hotel-based room rental units.

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

On November 1, 2022, we filed an amendment to our certificate of incorporation with the Secretary of State of the State of Delaware, changing the name of our company from “CorpHousing Group Inc.” to “LuxUrban Hotels Inc.” On December 30, 2022, we dissolved SoBeNY, which was the entity that covered our legacy apartment rental business. We substantially exited the residential-based rental business prior to year-end 2022.

Facilities

We maintain nominal corporate headquarters at 2125 Biscayne Blvd, Suite 253 Miami, Florida 33137 Miami, Florida, where we lease office space. We believe that our corporate space is adequate for our immediate needs and that we will be able to obtain additional or substitute space, as needed, on commercially reasonable terms. We intend, however, to undertake efforts in the near term to geographically centralize our primary operations in a single city location.

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

Litigation

In the course of our operations, we become party to litigations, disputes, and regulatory compliance issues from time to time. We are currently, and expect to be in the future, party to various actions that require us to spend time and resources that could otherwise be applied to the management of our operations. However, we are not currently party to any litigations, disputes or regulatory actions that management believes would be materially adverse, individually or in the aggregate, to the operations or financial condition of our company if such actions were to be adjudicated or settled in a manner adverse to us.

Current litigations to which we are party include those that stem from our legacy apartment rental business, in which we are no longer engaged. As disclosed in our prior Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, our company wound down the commercial operation of approximately 1,000 residential apartments across 11 cities towards the end of 2021 and continued wind down of residential-based operations in 2022 to focus our operations exclusively on leasing entire hotel properties. This process gave rise to certain litigations, the vast majority of which has been resolved. With respect to any remaining claims relating to our legacy operations, we are either engaged in settlement discussions or have determined to defend and in some cases, counterclaim, such actions.

In connection with our wind down of these legacy operations, we voluntary initiated discussion with the City of New York with respect to any violations resulting from our legacy business under applicable City of New York short-stay rental prohibitions and related regulations. We entered into a settlement with the City of New York with respect to the foregoing in March 2024, as further described in this Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulations Governing Short-Term Rentals.”

As a public company, we could be subject from time to time to class action or other litigations brought by or on behalf of stockholders of our company. As of the date of this Annual Report on Form 10-K, we are party to a class action brought in the United States District Court Southern District of New York entitled Janice Pack, Individually and on Behalf of All Others Similarly Situated, as Plaintiff, vs. LuxUrban Hotels Inc., Ferdinand and Shanoop Kothari, as Defendants, alleging, among other causes of action, securities violations in connection with our disclosure of the opening of a hotel for which a definitive lease had not then been executed and delivered. The parties to that proposed hotel opening had begun working toward a transaction in early fall 2023. We believed based on correspondence received that the material terms of the transaction had been agreed to. In addition, there was a commitment by a qualified banking institution to fund the letter of credit required under the proposed lease in a form agreeable by the landlord; however, a complete set of definitive agreements relating to the lease were not entered into by the parties. The noncompletion of this proposed lease transaction did not and will not have a material adverse effect on our operations or financial results. However, based on the complexity and multi-step process of closing long-term leases on hotel properties (and the related letter of credit and similar requirements), in 2024 and going forward, we will only announce acquisitions when they are opened for hosting guests and the entire lease execution and letter of credit process has been completed.

Our business has grown in size and complexity as we have shifted our business focus to hotel operations. Hotel operations require the implementation and management of a wide array of resources, services and processes, including employment management policies and systems, insurance coverages, booking and guest management infrastructure, property tax management and payment systems, and security and fire safety infrastructure and processes. The management of our operations involves relationships with a multitude of third parties, including unionized and nonunion labor, hotel guests, outside hotel management and services providers, booking services providers, credit card processing companies, and hotel maintenance and service companies. While the company continually refines operations, the complexity presents an environment where claims are likely to arise from time to time in the course of operations. Current litigations also include claims related to our hotel-focused operations, including claims related to building maintenance fees, lease payment obligations, brokerage fees and third-party service provider payments. With respect to any current claims relating to our hotel operations, we are either engaged in settlement discussions or have determined to defend and in some cases, counterclaim, such actions.

We currently employ approximately 509 employees across our operations and book thousands of guests annually in our properties. As of the date of this Annual Report, we have no current material litigation involving our employees or guests. However, it is possible that we could be subject to litigation brought by employees or guests from time to time in the course of our operations. Such matters could include slip in fall cases, discrimination cases, building maintenance, insurance claims, employee claims, and others.

As of December 31, 2023, we had accrued an aggregate of $8.4 million for all anticipated liabilities associated with our current litigation and regulatory actions. Management believes that the counterclaims the company has in connection with these actions could offset all or a portion of such anticipated liabilities, although there can be no assurance than any counterclaims will be successful. Assuming the most adverse outcomes, we expect aggregate liabilities from current litigations to comprise less than 1% of our anticipated revenues for 2024.

After giving effect to the above-noted settlement with the City of New York, we are not currently party to any regulatory or administrative proceedings.

Available Information

The Company maintains a website at www.luxurbanhotels.com. The Company is providing the address to its website solely for the information of investors. The information on the Company’s website is not a part of, nor is it incorporated by reference into this Annual Report. Through its website, the Company makes available, free of charge, its annual proxy statement, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes them to, the SEC. The public may read and obtain a copy of any materials the Company files electronically with the SEC at www.sec.gov.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risks, together with the other information included in this Annual Report on Form 10-K. If any of the following risks actually occur, our business, financial condition or results of operations could be adversely affected.

Summary

Risks Related To Going Concern, the Economy and Credit Markets

●	Our financial statements have been prepared on a going concern basis and we must raise additional capital to fund our operations in order to continue as a going concern.

●	Economic conditions have reduced, and may continue to reduce, demand for hotel properties, which has, and may continue to, adversely affect our company’s profitability.

●	A sustained recession could result in declines in our average daily room rates, occupancy, and TRevPAR.

●	Disruptions in the financial markets could adversely affect our ability to obtain sufficient third-party financing.

●	Our Chairman of the Board and Co-Chief Executive Officer has been required by certain landlords, lenders and other parties to provide personal guarantees in connection with certain leases and loans obtained by our company and in connection with certain transactions to which we are a party.

Risks Related to the Hotel Industry

●	Our hotels are subject to general hotel industry operating risks.

●	Our hotels are geographically concentrated in a limited number of markets.

●	Difficult economic conditions may continue to adversely affect the hotel industry.

●	The operating performance of hotels generally are dependent on numerous conditions beyond the hotel operators control.

●	Our investments are concentrated in a single segment of the hotel industry.

●	Operating costs and capital expenditures for hotel renovation may be greater than anticipated.

●	The seasonal and cyclical nature of the hotel industry may cause fluctuations in our operating performance.

●	The increasing use of Internet travel intermediaries by consumers.

●	The need for business-related travel may decline.

●	The COVID-19 pandemic has had, and will continue to have, adverse effects on our business

●	Future terrorist attacks or changes in terror alert levels could adversely affect travel and hotel demand.

Risks Related to Our Business

●	Our forecasts and projections are based upon assumptions, analyses and estimates developed by our management. If these assumptions, analyses or estimates prove to be incorrect or inaccurate, our actual results may differ materially from those forecasted or projected.

●	We are an early-stage company with a limited operating history and we operate in a rapidly changing industry, which make it difficult to evaluate our current business and future prospects and may increase the risk of your investment.

●	Our limited operating history and recent change in business strategy make it difficult to evaluate our prospects.

●	We have incurred net losses and we may not be able to achieve profitability.

●	Our hotel operations and continued expansion have required and will continue to require significant working capital resources and the terms of our prior financings could limit our ability to utilize financing sources that may be otherwise available to us.

●	We have a significant amount of indebtedness maturing in 2023 and thereafter.

●	We may be unable to negotiate satisfactory leases or other arrangements for proposed new properties or renew or replace existing properties on satisfactory terms or at all.

●	As a matter of course, from time to time we become, and are currently, involved in disputes with landlords for certain hotel properties.

●	To ensure growth of our business, we must add new leases to our portfolio at a rate and on economic terms that equal or exceed leases for properties that we terminate or are terminated by the property owners.

●	Newly leased properties may generate revenue later than we estimate, and may be more difficult or expensive to integrate into our operations than expected.

●	We may experience margin compression in one or more cities in circumstances where our cost of leasing properties rises or the market rates for short stay rentals declines.

●	From time to time, we may have our access to our leased properties delayed or suspended, which will prevent us from renting such properties to potential guests.

●	We expend resources relating to the preparation and repair of our leased properties, which may be higher than anticipated.

●	We depend on landlords for certain maintenance and other significant obligations related to our leased properties, and any failures in this area could hurt our business.

●	Disputes and litigation relating to our leases can be expected to occur in the future, which may result in significant costs, damage to landlord relationships, slower than expected expansion, and lower revenues.

●	The long-term and fixed-cost nature of our leases may limit our operating flexibility and could adversely affect its liquidity and results of operations.

●	Our leases may be subject to termination before their scheduled expiration, which can be disruptive and costly.

●	Noncompliance with environmental laws and regulations could subject us to liabilities.

●	Although we have recently added directors and officers to our company who possess material hotel and hospitality industry experience, our board and management team, as a whole, have relatively limited hotel industry experience.

●	We are engaged in efforts to enhance our management team. These efforts depend on attracting and retaining capable management and employees, and the loss of any key personnel could materially adversely affect our business, results of operations, and financial condition.

●	We believe we need to geographically centralize our operations to ensure more efficient operations.

●	If we fail to secure the services of dedicated employees located at or near our properties, our business, results of operations, and financial condition would be materially adversely affected.

●	We rely on the efforts of our management team, including our co-Chief Executive Officers, and the loss of services of any of our key employees could harm our business.

●	We operate and manage our properties on a decentralized, remote basis and rely on our employees at each location to make timely and proper decisions regarding day-to-day issues that may arise.

●	If we fail to convert first time guests into recurring guests and attract new, first-time guests, our business, results of operations, and financial condition would be materially adversely affected.

●	The majority of our revenues have historically been generated from bookings through third-party booking websites.

●	We may be unable to effectively manage our growth.

●	Any decline or disruption in the travel and hospitality industries or economic downturn would materially adversely affect our business, results of operations, and financial condition.

●	The business and industry in which we participate are highly competitive, and we may be unable to compete successfully with our current or future competitors.

●	Any escalation or unexpected change in circumstances in the ongoing military action between Russia and Ukraine, or in Israel and other areas of the Middle East, or sanctions, export controls, and similar measures in response to be conflicts, could negatively impact our business and operations.

●	Uncertainty in the application of taxes to our business could increase our tax liabilities and may discourage property owners from leasing to us or guests form staying at our accommodation offerings.

●	Our quarterly financial results are subject to fluctuations. As a result, we could fail to meet or exceed our projections or the expectations of analysts or investors, which could cause our stock price to decline.

●	Maintaining and enhancing our brand and reputation is critical to our growth, and negative publicity could damage our brand and thereby harm our ability to compete effectively, and could materially adversely affect our business, results of operations, and financial condition.

●	The actions of property owners or guests are often not within our control and may undermine the safety or the public perception of the safety of our properties.

●	We rely on numerous third parties for integral parts of our operations and any inability to maintain or replace these third-party providers or transition these services to our own internal operations on economically reasonable terms could have an adverse effect on our operations.

●	We and our hotel managers rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure of that technology could harm our business.

●	We are subject to risks associated with the employment of hospitality personnel, particularly at locations that employ unionized labor, and the use of third-party guest services contractors.

●	We could experience significant increase to our operating costs or decreases in operating revenues due to labor shortages and increased employee-related costs.

●	We rely on third-party websites and marketing resources, including currently those provided to us by Wyndham Hotel & Resorts and various OTAs, for the marketing of our hotel rooms rentals, which marketing efforts are becoming increasingly regulated.

●	Our liabilities could materially adversely affect our operations.

●	If we fail to comply with federal, state, and foreign laws relating to privacy and data protection, we may face potentially significant liability, negative publicity, an erosion of trust, and increased regulation could materially adversely affect our business, results of operations, and financial condition.

●	If we fail to prevent data security breaches, there may be damage to our brand and reputation, material financial penalties, and legal liability, along with a decline in use of our platform, which would materially adversely affect our business, results of operations, and financial condition.

●	The coverage afforded under our insurance policies may be inadequate for the needs of our business or our third-party insurers may be unable or unwilling to meet our coverage requirements, which could materially adversely affect our business, results of operations, and financial condition.

●	If we are unable to adapt to changes in technology and the evolving demands of our guests, our business, results of operations, and financial condition could be materially adversely affected.

●	We are subject to payment-related fraud and an increase in or failure to deal effectively with fraud, fraudulent activities, fictitious transactions, or illegal transactions would materially adversely affect our business, results of operations, and financial condition.

●	Any payments platform used by us in connection with our offerings is subject to extensive government regulation and oversight. Our failure to comply with extensive, complex, overlapping, and frequently changing laws, rules, regulations, policies, legal interpretations, and regulatory guidance could materially adversely affect our business, results of operations, and financial condition.

●	We are subject to payment network rules and any material modification of our payment card acceptance privileges could have a material adverse effect on our business, results of operations, and financial condition.

●	We rely on third-party payment service providers to process payments made by guests. If these third-party payment service providers become unavailable or we are subject to increased fees, our business, results of operations, and financial condition could be materially adversely affected.

●	The failure to successfully execute and integrate properties could materially adversely affect our business, results of operations, and financial condition.

●	If we do not adequately protect our intellectual property and our data, our business, results of operations, and financial condition could be materially adversely affected.

●	Negative online reviews and complaints posted through social media, whether founded or not, could have an adverse effect on our reputation.

●	If we expand our operations to locations outside of the United States, we will become subject additional risks.

●	Improvements of credit availability in the financing markets could diminish the number of long-term hotel leases available to us on favorable terms, which could limit our portfolio expansion.

●	Our chairman of the board and co-chief executive officer entered into an offer of settlement with the Securities and Exchange Commission in connection with his role in another public company.

Risks Related to Being a Public Company

●	The management team of our company has limited experience managing a public company.

●	The requirements of being a public company may strain our company’s resources and distract our management, which could make it difficult to manage its businesses.

●	Prior to our IPO, as a private company our internal controls over financial reporting historically had material weaknesses, which has continued, and, if not remedied, could limit the ability of our independent registered public accounting firm to certify the effectiveness of our internal controls over financial reporting in the future.

●	If our company fails to maintain effective internal controls over financial reporting, its ability to produce timely and accurate financial information or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could be impaired, which could have a material adverse effect on our company’s businesses and stock price.

●	If securities or industry analysts cease publishing research or reports about our company, its businesses, or its market, or if they adversely change their recommendations regarding our company’s shares, or if our company’s results of operations do not meet their expectations, our company’s share prices and trading volume could decline.

●	Our company’s certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between our company and its stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with our company or its directors, officers, or employees.

●	Certain provisions currently contained in, or which may be added by amendment in the future to, our certificate of incorporation and bylaws will limit your ability as a stockholder to influence corporate matters and could discourage others from pursuing any change of control transactions that stockholders of our company may view as beneficial.

●	Our company’s ability to raise capital in the future could become impaired; and our stockholders bear the risk of our company’s future offerings reducing the market prices of our securities and dilution to such stockholders’ interests.

●	Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

●	Our management members, including our Chairman of the Board and Co-Chief Executive Officer, own, in the aggregate, a significant portion of our outstanding common stock.

●	We currently do not plan to pay any dividends on our common stock.

●	If our shares become subject to the SEC’s penny stock rules, broker-dealers may have trouble in completing customer transactions and trading activity in our securities may be adversely affected.

●	Nasdaq could delist our common stock or preferred stock from quotation on its exchange, which could limit investors’ ability to sell and purchase our securities and subject us to additional trading restrictions.

●	Our issuance of additional capital stock in connection with financings, acquisitions, investments, our 2022 Plan, our outstanding warrants, or otherwise will dilute all other stockholders.

●	We have granted registration rights to holders of significant amounts of our outstanding common stock and warrants exercisable into shares of our common stock and the selling into the market of all or a portion of such shares would likely have a material adverse impact on the market price of our common stock.

●	The market price of our common stock or Series A Preferred Stock may be volatile and may decline regardless of our operating performance, and you may lose all or part of your investments.

●	A possible “short squeeze” due to a sudden increase in demand of our common stock that largely exceeds supply may lead to price volatility in our common stock.

●	We may be subject to attempts from time to time by short sellers to create narratives, including narratives based on false statements, that cast doubt on the company as they seek to profit from a decline in the market price of our common stock.

●	We may be subject to securities litigation, which is expensive and could divert our management’s attention.

●	We may redeem our Series A Preferred Stock.

●	We must adhere to prescribed legal requirements and have sufficient cash in order to be able to pay dividends on our Series A Preferred Stock.

●	A holder of Series A Preferred Stock has extremely limited voting rights.

●	The market price of the Series A Preferred Stock could be substantially affected by various factors.

●	The Series A Preferred Stock ranks junior to all our indebtedness and other liabilities.

●	Market interest rates may materially and adversely affect the value of the Series A Preferred Stock.

●	Holders of the Series A Preferred Stock may be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income.”

●	The Series A Preferred Stock is convertible into Class A Common Stock in certain circumstances, which would dilute ownership of our existing common stockholders.

Risks Related To Going Concern, the Economy, and Credit Markets

Our financial statements have been prepared on a going concern basis and we must raise additional capital to fund our operations in order to continue as a going concern.

Our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position we may not be able to continue as a going concern. We may not be able to secure any required equity or debt financing on commercially reasonable terms or at all. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business, which could cause investors to suffer the loss of all or a substantial portion of their investment.

Economic conditions may reduce demand for our hotel properties, which could adversely affect our company’s profitability.

The performance of the lodging industry is highly cyclical and typically correlates to the general economy and, specifically, growth in the U.S. gross domestic product, employment, and investment and travel demand. It is difficult to predict the pace or duration of any global economic cycle or the cycles within the lodging industry. Furthermore, major disruptions in business cycles, including the development, length, and ultimate effects of a global pandemic, such as COVID-19, are typically unforeseeable both in terms of timing and breadth.

As a result of the COVID-19 pandemic, (a) conditions in the lodging industry deteriorated, and (b) we experienced a period of economic weakness. In late 2022, and throughout 2023, however, we have experienced marked improvement in our occupancy rates and revenues.

At the onset of the COVID-19 pandemic, business and leisure travelers reduced travel costs by limiting travel or seeking to reduce costs on their trips. In the event of a resurgence of COVID-19 or other change in economic conditions, these travelers may continue to reduce their travel costs by limiting travel or seeking price reductions. In addition, profitability may be negatively affected by the relatively high fixed costs of operating upper-upscale and upscale hotels.

A sustained recession could result in declines in our average daily room rates, occupancy and TRevPAR, and thereby have a material adverse effect on our company’s results of operations.

During both the recession of 2008 and 2009 and the COVID-19-related economic downturn, overall travel was reduced, which had a significant effect on the lodging and travel industries. In the event of a decrease in our properties’ occupancy and room rates as a result of such economic and health events, or otherwise, the revenues generated thereby could be insufficient to cover related operating expenses. As a result, we would be required to spend additional funds to offset such properties’ operating shortfalls.

Disruptions in the financial markets could adversely affect our ability to obtain sufficient third-party financing for our capital needs, including expansion, acquisition, and other activities, on favorable terms or at all, which could materially and adversely affect us.

In response to the COVID-19 pandemic, the U.S. stock and credit markets experienced significant price volatility, dislocations, and liquidity disruptions, which caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing, even for companies which otherwise are qualified to obtain financing. Continued volatility and uncertainty in the stock and credit markets in the U.S. and abroad have negatively impacted, and may continue to negatively impact, our ability to access additional financing for our capital needs, including expansion, acquisition activities and other purposes, on favorable terms or at all, which may negatively affect our business. Additionally, due to this uncertainty, we may in the future be unable to refinance or extend our debt, or the terms of any refinancing may not be as favorable as the terms of our existing debt. If we are not successful in refinancing our debt when it becomes due, we may be forced to dispose of lease rights and other assets on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of new equity capital or the incurrence of additional secured or unsecured debt, which could materially and adversely affect us.

Our Chairman of the Board and Co-Chief Executive Officer has been required by certain landlords, lenders, and other parties to provide personal guarantees in connection with certain leases and loans obtained by our company and in connection with certain transactions to which we are a party.

Our Chairman of the Board and Co-Chief Executive Officer, Brian Ferdinand, has been required by certain landlords, lenders, and other parties, including Wyndham Hotels & Resorts, to provide personal guarantees in connection with certain leases and loans obtained by our company and in connection with certain transactions to which we are a party. While the company expects to be able to limit or eliminate such guarantees in the future as it grows, if any such personal guarantees are requested or required by the third parties in the future, Mr. Ferdinand may limit or terminate his willingness to provide same as a result of the risk of personal exposure such guarantees place on him and his personal assets. If personal guarantees are required by a third party in a transaction and same is not provided we may not be able to consummate such transaction on the desired terms or at all, which could have an adverse effect. on or growth and operations.

Risks Related to the Hotel Industry

Our hotels are subject to general hotel industry operating risks, which may impact our operations and financial performance.

Our hotels are subject to all operating risks common to the hotel industry. The hotel industry has previously experienced, and is currently experiencing, volatility, as have, and are, our hotels, and there can be no assurance that such volatility will subside or not occur in the future. These risks include, among other things: competition from other hotels; competition for long-term leases for desirable hotel properties on reasonable terms; overbuilding in the hotel industry that could adversely affect hotel revenues and hotel values; increases in operating costs due to inflation, labor shortages and other factors, which may not be offset by increased room rates; reduction in business and commercial travel and tourism, including as a result of legislation, executive policies or pandemics such as COVID-19; strikes and other labor disturbances of hotel employees; increases in energy costs and other expenses of travel; civil unrest; adverse effects of general and local economic conditions; and adverse political conditions. Any one or a combination of the foregoing factors could reduce revenues of our hotels or increase operating expenses of our hotels, which would adversely affect our operations and financial performance.

Our hotels are geographically concentrated in a limited number of markets and, accordingly, we could be disproportionately harmed by adverse changes to these markets, natural disasters, climate change and related regulations, or terrorist attacks.

Our hotel room portfolio is currently diversified across only four cities – New York, Miami Beach, New Orleans, and Los Angeles. This concentration exposes us to greater risk to local economic or business conditions, changes in hotel supply in these markets, and other conditions than more geographically diversified hotel companies. An economic downturn, an increase in hotel supply, a force majeure event, a natural disaster, changing weather patterns and other physical effects of climate change (including supply chain disruptions), a terrorist attack or similar event in any one of these markets likely would cause a decline in the hotel market and adversely affect occupancy rates, the financial performance of our hotels in these markets and our overall results of operations, which could be material, and could significantly increase our costs.

Difficult economic conditions may continue to adversely affect the hotel industry.

Our financial performance is subject to global and regional economic conditions and their impact on levels of discretionary business and consumer spending. Some of the factors that have an impact on discretionary spending include general economic conditions, GDP growth, worldwide or regional recession, corporate earnings and investment, unemployment, consumer debt, reductions in net worth, taxation, inflation, energy prices, interest rates, consumer confidence, tariffs, and other macroeconomic factors. Downturns in worldwide or regional economic conditions, such as fluctuation in interest rates, have led to a general decrease in transient business, group business, leisure travel and travel spending, and similar downturns in the future may materially adversely impact demand for our hotels and resorts. A continuing shift in consumer behavior would materially adversely affect our business, results of operations, and financial condition.

The operating performance of hotels generally are dependent on numerous conditions, many of which are beyond the operators’ control.

The operation of hotels is subject to varying degrees of risk generally. Profitability is dependent upon the operation of the hotels in a manner sufficient to maintain or increase revenues in excess of operating expenses. Hotel revenues may be adversely affected by numerous conditions and factors beyond the control of hotel operators, including adverse changes in national economic conditions, adverse changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics, competition from other hotels, changes in interest rates and in the availability, cost and terms of mortgage funds, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, particularly in older structures, changes in real estate tax rates and other operating expenses, adverse changes in governmental rules and fiscal policies, civil unrest, acts of terrorism, acts of God, including earthquakes, hurricanes and other natural disasters, acts of war, adverse changes in zoning laws, pandemics and epidemics such as COVID-19. In particular, general and local economic conditions (i) have been, and may continue to be, adversely affected by the COVID-19 pandemic and (ii) may be adversely affected by terrorist incidents.

Our investments are focused in a concentrated segment of the hotel industry.

Our primary business strategy is to continue to acquire long-term leases for quality hotels in our current target markets and other markets with similar characteristics, and thereafter rent the rooms therein to business and vacation travelers and or other short-stay purposes. We are subject to risks inherent in concentrating investments in a single industry and in a specific market segment within that industry. Our business would be adversely affected by a downturn in the hotel industry in general or in our target markets specifically.

Operating costs and capital expenditures for hotel renovation may be greater than anticipated and may adversely impact distributions to shareholders.

Hotels generally have an ongoing need for renovations and other capital improvements, particularly in older structures, including periodic replacement of furniture, fixtures and equipment. Under the terms of our management agreements, we generally are obligated to pay the cost of expenditures for items that are classified as capital items under U.S. generally accepted accounting principles (“GAAP”) that are necessary for the continued operation of our hotels.

If these expenses exceed our expectations, the additional cost could have an adverse effect on amounts available for distribution to shareholders. In addition, we may acquire hotels in the future that require significant renovation. Renovation of hotels involves certain risks, including the possibility of environmental problems, construction cost overruns and delays, uncertainties as to market demand or deterioration in market demand after commencement of renovation and the emergence of unanticipated competition from hotels.

The seasonal and cyclical nature of the hotel industry may cause fluctuations in our operating performance, which could have a material adverse effect on us.

The hotel industry is seasonal in nature. Generally, in certain markets we operate, hotel revenues are greater in the second, third quarter, and fourth quarters than in the first quarter. Revenues for hotels and resorts in tourist areas generally are substantially greater during tourist season than other times of the year. Our hotels’ operations historically reflect this trend in these markets. As a result, our results of operations may vary on a quarterly basis, impairing comparability of operating data and financial performance on a quarter-to-quarter basis.

Additionally, the hotel industry historically has been, and continues to be, highly cyclical in nature. Fluctuations in lodging demand and, therefore, operating performance, are caused largely by general economic and local market conditions, which subsequently affect levels of business and leisure travel. In addition to general economic conditions, new hotel room supply is an important factor that can affect the hotel industry’s performance, and overbuilding has the potential to further exacerbate the negative impact of an economic recession. Room rates and occupancy, and thus TRevPAR, tend to increase when demand growth exceeds supply growth. We can provide no assurances regarding whether, or the extent to which, lodging demand will rebound or whether any such rebound will be sustained. An adverse change in lodging fundamentals could result in returns that are substantially below our expectations or result in losses, which could have a material adverse effect on us.

The increasing use of Internet travel intermediaries by consumers may materially and adversely affect our profitability.

A majority of our rooms are booked on the Internet through third-party travel websites. These Internet travel intermediaries may purchase rooms at a negotiated discount from participating hotels, which could result in lower room rates than our company otherwise could have obtained. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us and any hotel management companies that we engage. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality, such as “three-star downtown hotel,” at the expense of brand identification or quality of product or service. If consumers develop brand loyalties to Internet reservations systems rather than to the brands under which our hotels are franchised, the value of our hotels could deteriorate and our business could be materially and adversely affected.

The need for business-related travel and, thus, demand for rooms in our hotels may be materially and adversely affected by the increased use of business-related technology.

The increased use of teleconference and video-conference technology by businesses could result in decreased business travel as companies increase the use of technologies that allow multiple parties from different locations to participate at meetings without traveling to a centralized meeting location, such as our hotels. To the extent that such technologies play an increased role in day-to-day business and the necessity for business-related travel decreases, demand for our hotel rooms may decrease and we could be materially and adversely affected.

The COVID-19 pandemic has had adverse effects on the U.S. hotel and travel industries. Future pandemics may have similar adverse effects, which could, in turn, harm our financial condition, results of operations, cash flows and performance.

The global pandemic caused by COVID-19 had a severe and negative impact on both the U.S. economy and the global economy. Financial markets experienced significant volatility during 2020, 2021, 2022 and 2023, which may continue over upcoming quarters. Globally and throughout the United States, federal, state, and local governments instituted quarantines, domestic and international travel restrictions and advisories, school closings, “shelter in place” orders, social distancing efforts, limits on gathering size, and restrictions on types of businesses that may continue operations. These restrictions had a severe impact on the U.S. hotel industry generally and effected our operations specifically.

As a result of the COVID-19 pandemic, the following circumstances arose, which negatively affected the hotel industry. Any future pandemic could give rise to similar circumstances, including:

●	a complete suspension or significant reduction of operations at hotel properties, including ours, with those located in major cities, such as ours, disproportionately adversely affected;

●	a sharp decline in group, business and leisure travel, including but not limited to (i) restrictions on travel mandated by governmental entities or voluntarily imposed by employers, (ii) the postponement or cancellation of conventions and conferences, music and arts festivals, sporting events and other large public gatherings, (iii) the closure of amusement parks, museums and other tourist attractions, (iv) the closure of colleges and universities, and (v) negative public perceptions of travel and public gatherings in light of the perceived risks associated with a pandemic;

●	reduced economic activity resulting in an economic recession, and increased unemployment, which could negatively impact travel lodging demand and, therefore, our revenues, even when temporary restrictions are not in place;

●	difficulty in accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which could adversely affect our access to capital;

●	the general decline in business activity and demand for real estate transactions, which could adversely affect our ability to acquire additional properties;

●	the potential negative impact on the health of hotel and operational personnel, which could result business disruptions, especially if large numbers of employees become ill and unable to work;

●	potential increases increased in employment litigation and claims for severance or other benefits tied to termination or furloughs as a result of hotel closures or reduced operations prompted by the effects of the pandemic; and

●	potential increases in litigation arising from employee or guest assertions that hotel properties were not adequately cleaned or that adequate safeguards were not in place to prevent spread of contagions.

Future terrorist attacks or changes in terror alert levels could adversely affect travel and hotel demand.

Previous terrorist attacks and subsequent terrorist alerts have adversely affected the U.S. travel and hospitality industries in prior years, often disproportionately to the effect on the overall economy. The impact that terrorist attacks in the U.S. or elsewhere could have on domestic and international travel and our business in particular cannot be determined but any such attacks or the threat of such attacks could have a material adverse effect on our business, our ability to finance our business, our ability to insure our properties and our results of operations and financial condition.

Risks Related to Our Business

Our forecasts and projections are based upon assumptions, analyses and estimates developed by our management. If these assumptions, analyses, or estimates prove to be incorrect or inaccurate, our actual results may differ materially from those forecasted or projected.

Our forecasts and projections, including projected revenues, margins, profitability, cash flows, revenue per accommodation unit, lease signing costs and occupancy rates, and our anticipated market opportunity, growth and penetration, are subject to significant uncertainty and are based on assumptions, analyses and estimates developed by our management, including with reference to third-party forecasts, any or all of which may prove to be incorrect or inaccurate. These include assumptions, analyses, and estimates about future pricing and occupancy rates, our future leasing of accommodation units, the timing of lease signings, building openings and development, local regulatory environments, the terms of future leases, and future costs, all of which are subject to a wide variety of business, regulatory and competitive risks, and uncertainties. If these assumptions, analyses, or estimates prove to be incorrect or inaccurate, our actual results may differ materially from those forecasted or projected, adversely affecting the value of our common stock.

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

We have a limited operating history on which to evaluate our business and prospects. From our inception through 2021, a meaningful portion of our business was devoted to leasing multifamily properties in residentially-zoned areas. In late 2021, we began to refocus our efforts on the leasing of commercially-zoned hotel properties, and substantially completed this transition in 2022. There is no assurance that our operational transition will lead to sustained improved operating results over the long-term. Our prospects for profitability must therefore be considered in light of our evolving business model.

We have incurred net losses and we may not be able to achieve profitability.

We incurred net losses of $(4,615,725) in 2020, $(2,233,384) in 2021, $(9,390,353) in 2022, and $(78,523,377) in 2023. Historically, we have invested significantly in efforts to grow our portfolio of leased properties, introduce new, and enhance our hotel room offerings and features, increase our marketing efforts, expand our operations, hire additional employees, and enhance our technology platforms. Beginning in the second quarter of 2020, as a result of the COVID-19 pandemic, we took measures to reduce our fixed and variable costs. During 2022 we resumed making significant investments in our business, including leasing additional hotels, improving our technology platforms, including the introduction of our LuxUrban customer app, and in growing our brands. These efforts continued in 2023. Our expansion efforts have been financed in large part through private placements of debt, which transactions included the issuance of warrants and revenue sharing agreements under which the lender-investor receives a share of the revenues generated by the hotel leases we have acquired utilizing the financing provided by such investor-lender. Our growth and operational improvement efforts may not succeed in increasing our revenue sufficiently to offset the expenses related to these efforts. Additionally, incentivizing our personnel is an important part of our operations. We have granted and will grant options to purchase our common stock and other equity-based and cash bonus awards to our employees and certain non-employees. Stock-based compensation expense related to stock options and other equity awards will be a significant expense in our near and immediate term financial periods.

Our hotel operations and continued expansion have required and will continue to require significant working capital resources and the exercise prices of the vast majority of our outstanding warrants will reset for any sales of our common stock at per-share prices below the then current exercise price of such warrants, making any such future equity financing potentially more costly in overall terms.

While our company is still in the relatively early stages of growth, the resources needed for the management and operation of our portfolio of hotels is relatively similar to larger, long-standing, and better-capitalized companies, such as Marriot, Hyatt, and Hilton. To operate our existing portfolio of hotels and continue our expansion of our portfolio of hotel leases in major cities will require substantial capital resources and will require us to utilize our cash flows, and engage in equity or debt transactions, to fund required expenditures. Certain prior financings we have consummated are governed by agreements that contain restrictions on our ability to sell shares of our common stock (and common stock equivalents such as convertible securities and warrants) in private or public offerings at prices below certain defined levels, and the terms of a material portion of our outstanding warrants have exercise price adjustment provisions that effectively lower the exercise price of such warrants should we sell shares of our common stock (or common stock equivalents) in private or public offerings, which limits our ability to consummate various equity offerings. While we obtained a waiver in April 2024 with respect to the minimum per-share price restrictions contained in these agreements with respect to sales by our company from time to time of up to an aggregate of 15 million shares (and while such restrictions terminate absolutely and forever in November 2024), any such sales could still have the effect of triggering the reduction in the exercise prices of the vast majority of our outstanding warrants. Such exercise price reductions would decrease the amount of new capital provided to our company upon the exercise of such warrants and make such warrants more likely to be exercised on a cashless basis. The reduction of the exercise prices of our outstanding warrants as a result of future sales of our common stock at prices below the exercise prices of such warrants would therefore effectively make such future sales more costly to us in absolute terms.

The operation of our properties involves unionized labor. Unionized labor provides us with skilled employees that are trained, vetted by their unions, and subject to the performance and conduct codes established by their unions. It also provides us with formal channels to resolve various labor issues. At the same time, with respect to properties utilizing unionized labor, we are subject to labor agreements and requirements applicable to companies of our size and capital profile, including requirements that require us to post deposits or bonds with respect to three-month union employee wages for each such hotel. The funding of these deposits and bonds require substantial capital. Additionally, we are subject to risks related to union disputes, strikes and work stoppages, and could be forced to expend material capital resources in connection with any temporary or prolonged hotel closures resulting from labor stoppages.

As part of our growth strategy, we are building out our hotel management teams, led by our new Chief Operating Officer, Robert Arigo. As we build out this segment of our management operations, we will be required to expend material capital resources to hire additional personnel and enhance information and other operating systems.

We are currently evaluating certain third-party management companies to operate some of our higher-end hotel properties. Under agreements with such management companies, it is typical that the hotel tenant is required to advance three months of operating expenses to the management company, which includes rents, payroll, insurance, real estate taxes, and other cost items. We expect that excess cash generated by managed hotels, after payment of management company fees and the foregoing expense advances, will be remitted to us by the applicable management company on a monthly or quarterly basis, which would limit or delay our access to our cash flow, which in turn could slow down our ability to deploy same into our operations and growth.

We have a significant amount of indebtedness maturing in 2023 and thereafter.

We have a significant amount of indebtedness maturing in 2024 and thereafter. Our ability to fund or timely refinance and replace our indebtedness will depend upon the economic and credit market conditions. If we are unable to fund or refinance our indebtedness on a timely basis, we might be forced to seek alternate forms of financing, dispose of assets or minimize capital expenditures and other investments. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms, on terms that would not be disadvantageous to us, or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements or leases.

We may be unable to negotiate satisfactory leases or other arrangements for proposed new properties or renew or replace existing properties on satisfactory terms or at all.

Our business depends substantially on property owners and managers leasing to us properties that meet our brand criteria on lease terms that work within our business model. Competition for quality properties in desirable, often over-booked, locations can be intense. We may be unable to negotiate satisfactory leases or other arrangements to operate new properties, on-board new properties in a timely manner, or renew or replace existing properties on satisfactory terms or at all. The pricing terms under these leases thus become relatively fixed costs and we must achieve occupancy rates at rental prices that enable us to offset the lease, maintenance and operations costs of each property in order for such property to be profitable. Leasing new units and building our portfolio of accommodations can be time consuming and requires the devotion of significant resources. Further, given the length of some of our leases, we may not have the flexibility necessary to quickly adapt to changing consumer demands. We may not accurately predict future demand for our properties, market them in a manner that achieves desired occupancy rates, or set proper rental terms that ensure profitability of each property or profitability of our accommodations portfolio in its entirety.

As a matter of course, from time to time we become, and are currently, involved in disputes with landlords for certain hotel properties.

As a matter of course, from time to time we become, and are currently, involved in disputes with landlords for certain hotel properties. The complexity of each lease for each of our hotels requires us to be diligent with respect to the terms of each lease, including deposit requirements, deliverables, and management and maintenance terms, among other terms and covenants. A dispute under a lease can range from minor issues to issues that could give rise to claims of default by us or the landlord under the lease. Currently, we have defaults across certain properties totaling 216 keys, all of which we believe are in the process of being cured and which will be cured in the near term. In the event we are unable to cure our default under a lease, an event of default could ultimately be declared by the landlord thereunder, with the landlord then having remedies that include the right to terminate the lease. Where landlords have breached and have not cured, we may be required to litigate to protect our rights under one or more leases, which could divert management attention from our regular operations and could be costly to our company without any guarantee of success in the action.

To ensure growth of our business, we must add new leases to our portfolio at a rate and on economic terms that equal or exceed leases for properties that we terminate or are terminated by the property owners.

From time to time, we may determine that one or more of our leased properties is not performing up to our expectation and may elect to terminate the applicable leases early if allowed under the terms thereof. We may also experience breaches of the terms of the leases by the property owners and may elect to terminate the related lease based on such breaches. It is also possible that the owners of properties seek to terminate leases early on their terms in certain circumstances or as a result of our breach, which could include breaches arising from the actions of our guests or employees. It is also likely that a percentage of the leases for our leased properties will not be renewed by us or the property owner at the end of the lease term. Historically we have experienced losses of leases from time to time in the above-described circumstances and expect to lose leases from time to time in the future in the ordinary course of our operations. To continue to grow our company, we must add new lease properties to our portfolio at a rate that is faster than we lose leases, and the terms of the new leases individually and in the aggregate must be at least as favorable or more favorable to our company than the terms of the leases we lose to ensure our continued growth. We may not be able to add new leases in a manner that achieves this and any inability to effectively control the churn of leases could adversely affect our business, financial condition and financial results.

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

From time to time, we may have our access to our leased properties delayed or suspended, which will prevent us from renting such properties to potential guests.

Our access to properties that we have leased from property owners may be delayed or suspended from time to time for various reasons. For example, property owners may desire or be required to remodel, remediate, or maintain their properties in a manner requiring the restriction of access to same for a period of time, which could prevent the rental of units within such properties. We have also experienced, from time to time, delays in opening new properties, including properties in which accommodation units were pre-marketed prior to opening. Due to such delays resulting from renovation overruns, union issues and other factors beyond our control, we were unable to honor reservations for the dates we anticipated to bring certain properties online. Such delays required us to provide refunds, assist in relocation of guests for desired stay days, and incur operating costs without corresponding operating revenues. Future delays or suspensions on the rental of our accommodation units to potential guests would have an adverse effect on our business, operations and financial performance.

We expend resources relating to the preparation and repair of our leased properties, which may be higher than anticipated.

We typically devote resources to prepare and furnish a newly-leased property and bring it onto our remote management platforms before renting rooms in that property to guests. We also expend resources to keep our leased properties in a safe and attractive condition. Although we attempt to have the landlord or developer bear the out-of-pocket opening costs, we are sometimes responsible for all or a portion of such costs. Even where landlords and developers are contractually responsible for some costs, they may dispute or fail to comply with their obligations. In addition, while the majority of our leases require landlords to bear responsibility for the repair and maintenance of building structures and systems, at times we may be responsible for some of these obligations, and in most cases, we are responsible for the repair and maintenance of damage caused by our guests. Our leases may also require that we return the space to the landlord at the end of the lease term in essentially the same condition it was delivered to us, which may require repair work. The costs associated with the preparation, maintenance, repair and return of our leased properties may be significant and may vary from our forecasts. We also periodically refurbish, redecorate or install new amenities in our accommodation units to keep pace with the changing needs of guests and to maintain or enhance our brand and reputation. The costs of these actions may be more than we anticipate, may impair guests’ experiences in adjacent units, and may otherwise adversely affect our results of operations and financial condition.

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

Our rights and responsibilities under our leases may be subject to interpretation, and will from time to time give rise to disagreements, which may include disagreements over the timing and amount of capital investments or improvements, operational and repair responsibilities, rights in circumstances of early termination and unwinding of lease obligations, liability to third parties, a party’s right to terminate a lease, and rights to reimbursement for certain renovations and costs. We and our landlords may be unable to resolve such disagreements amicably and may seek resolution through litigation. Typically, we have settled claims without formal litigation, on favorable economic terms, and reflected all accrued settlement estimates on our financial statements. Disputes may be expensive to litigate, even if the outcome is ultimately in our favor. We cannot predict the outcome of any litigation. An adverse judgment, settlement, or court order in a proceeding could cause significant expenses and constraints for our business operations and expansion plans. Further, disputes with landlords that own numerous properties in a particular city or nationwide could harm our ability to lease properties form that landlord in the future or result in well-publicized negative publicity, which could hurt our reputation with other property owners, making it more difficult to secure leases on economically favorable terms or at all.

The long-term and fixed-cost nature of our leases may limit our operating flexibility and could adversely affect our liquidity and results of operations.

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

Noncompliance with environmental laws and regulations could subject us to fines and liabilities which could adversely affect our operating results.

Our hotel properties are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require owners (including long-term lessors) of a contaminated property to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated, and therefore it is possible we could incur cleanup costs even after we no longer are leasing or occupying a property. Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos while staying in a hotel may seek to recover damages if they suffer injury from the asbestos. Also, some of these environmental laws restrict the use of a property or place conditions on various activities. An example would be laws requiring a business to use chemicals (such as swimming pool chemicals at a hotel property) to manage them carefully and notify local officials that the chemicals are being used.

We could be responsible for any of the costs discussed above. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders. As a result, we may become subject to material environmental liabilities. We can make no assurances that future laws or regulations will not impose material environmental liabilities or that the current environmental condition of our hotel properties will not be affected by the condition of the properties in the vicinity of our hotel properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

Although we have recently added directors and officers to our company who possess material hotel and hospitality industry experience, our board and management team, as a whole, have relatively limited hotel industry experience.

Although, we have recently added directors and officers to our company who possess material hotel and hospitality industry experience, such as our directors, Elan Blutinger and Kim Schaefer, and our Chief Operating Officer, Robert Arigo, our board and management team, as a whole, have relatively limited hotel industry experience. Companies managed by teams with more experience in the industry than our company possesses may respond more nimbly to industry related issues as they arise and may possess broader and deeper relationships with other companies operating in the industry and people working in the industry, which could place our company at a disadvantage in circumstances where we are competing for customers, talented personnel, recognition, and financing.

We are engaged in efforts to enhance our management team. These efforts, as well as our general ongoing operations, will require us to attract and retain capable personnel, and any inability to effectively manage these efforts, to ensure management and operational continuity during any employee transitions or hirings, and thereafter the loss of any key personnel, could materially adversely affect our business, results of operations, and financial condition.

Our success depends in large part on our ability to attract and retain high-quality management and employees. Our company has undertaken efforts in 2024 to enhance hotel and travel industry expertise and experience throughout our company. These efforts have included the recent appointment of Robert Arigo, who has more than 30 years of experience in the hotel industry, as our Chief Operating Officer, and the transition of Brian Ferdinand, the founder of our company and Chairman of the Board and co-Chief Executive Officer, to the sole role of Chairman of the Board, with Shanoop Kothari continuing as sole Chief Executive Officer.

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

We believe we need to geographically centralize our operations to enhance operating efficiency.

Historically we have operated on a model that includes nominal central office operations and resources. We believe that as we continue to grow, the complexity of our operations requires enhanced intercompany communications, implementation of institutional knowledge and expertise across all aspects of our company, and more in-person interaction among management and operational personnel. As we currently principally operate within a decentralized structure, our accounting and operational processes are distributed over multiple locations, which could create the risk of certain accruals resulting from decisions made in the field that are not accurately and timely communicated and recorded. We believe our company will be best served by centrally locating our principal operating office and related resources. In the near term, we intend to centralize our principal operations in a single geographic location. It is likely these efforts will take time and will initially result in increased operating costs, which may or may not be offset by improved operating efficiencies.

If we fail to secure the services of quality employees located at or near our properties, our business, results of operations, and financial condition will be materially adversely affected.

The quality of our properties and our people are the two principal drivers of our business. Our business depends on providing desirable accommodations at good values to our guests, and operating and maintaining our properties through quality employees located at or near the properties, and those employees providing guest experiences that encourage guests to book our accommodations again (and recommend our properties to others). Our ability to attract and retain the necessary personnel to service our guests and supervise our properties can be effected by circumstances beyond our control, including the prevailing labor market and pandemic-related restrictions and mandates. The competition for securing desired lease terms on quality properties and the personnel to service these properties can be intense. An inability to continue to hire and retain qualified people to service our properties could materially harm our business, financial performance and financial condition.

We rely on the efforts of our management team and the loss of services of any of our key employees could harm our business.

We have a management team of limited size. Recently we have added, and intend to add additional, new management personnel, and have realigned certain of our existing management personnel with offices in which they have particular experience and abilities. We depend on the efforts of our management team individually, and as a team, to oversee our business and implementation of our growth strategies. The loss of the services of any member of our team could have adverse effects on our business. Additionally, any disruption in the continuity of our business resulting from the hiring or realignment of management personnel could have a material adverse effect on or operations.

We operate and manage our properties on a decentralized, remote basis and rely on our employees at each location to make timely and proper decisions regarding day-to-day issues that may arise.

We currently have, and historically have had, a decentralized management system that relies on our employees located in each of our cities where we offer accommodations. While we believe that providing our employees with general discretion on the day-to-day management of our properties communicates our trust and the value we place in our employees, it also distances our executive management from immediate on-the-ground issues that may occur at properties. Accordingly, it is important that we properly vet our employees and hire people dedicated to our mission of providing guest experiences that exceed their expectations. We will not always be successful in hiring qualified personnel and competition for qualified personnel is highly competitive within our industry. If the people we hire do not prove dedicated to our mission and the values that our brands represent, our guests’ experiences could be less than we desire, which could materially harm our brand and reputation and in turn, our business, results of operations and financial condition.

If we fail to convert first-time guests into recurring guests and attract new, first-time guests, our business, results of operations, and financial condition would be materially adversely affected.

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

Historically, more than 90% of our revenues have been generated from bookings of our accommodations made by guests through third-party booking portals such as Wyndham Hotels & Resorts, Booking.com, VRBO, Airbnb, and Expedia. A key element of our strategy will be to drive traffic to and book guests through our own online portal at www.luxurbanhotels.com and luxurban.com to better control bookings and the guest experience. There can be no assurance, however, that we will be able to successfully drive potential guest traffic to our websites. Our reliance on third-party booking portals subjects us to the risk of having our access to such portals limited or eliminated as a result of competitive decisions by such providers. Our use of third-party booking portals reduces our profits generated from bookings as we are required to pay fees and commissions to third-party portal operators. An inability to post our bookings on third-party portals or increases in the fees and commission payable to third-party portal operators could materially harm our business, results of operations and financial condition.

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

Since our inception, we have experienced rapid growth. As our operations have expanded, we have grown our portfolio to approximately 1,400 units as of the date of this Annual Report on Form 10-K that are in current operation in four U.S. cities. As of December 31, 2023, we had 509 full-time employees. Our business is becoming increasingly complex, especially in light of the continued rapid evolution of our industry and e-commerce, our relatively limited operating history, our need to implement new technologies and utilize big data for our operations, and our reliance on multiple websites and employees located in numerous cities throughout the United States. This complexity and our rapid growth have demanded, and will continue to demand, substantial resources and attention from our management. We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional property managers and employees, qualified website developers, software engineers, client and account services personnel, and sales and marketing staff and improve and maintain our technology to effectively manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, our business may be harmed.

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

In connection with our room rental operations, we face competition from companies similar to ours, among numerous other established and emerging companies. We believe that our competitors also include traditional hotel brands, such as Marriott and Hilton, and online vacation rental platforms.

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

Any escalation or unexpected change in circumstances in the ongoing military action between Russia and Ukraine, or in Israel and other areas in the Middle East, or sanctions, export controls, and similar measures in response to these conflicts, could negatively impact our business and operations.

While we do not have any material business, operations or assets in Russia, Belarus, Ukraine, Israel, or any other part of the Middle East, and have not been materially impacted by the military actions and political unrest in these parts of the world, the short and long-term implications of these military actions and any related diplomatic and sanction-based measures taken by governments are difficult to predict. We continue to monitor any adverse impact these situations and the subsequent institution of sanctions against the countries involved by the United States and several European, Middle Eastern, and Asian countries may have on the global economy in general and on our business and operations.

Uncertainty in the application of taxes to our business could increase our tax liabilities and may discourage property owners from leasing to us or guests form staying at our accommodation offerings.

We are subject to a variety of taxes and tax collection obligations in the United States (federal, state, and local) and, as if we expand internationally as intended, we will become subject to such obligations in numerous foreign jurisdictions. Many jurisdictions have proposed or implemented new tax laws or interpreted existing laws to explicitly apply various taxes to businesses in the short stay rental industry. Laws and regulations relating to taxes, as applied to our business, vary greatly among jurisdictions, and it is difficult or impossible to predict how such laws and regulations will be applied. The application of indirect taxes, such as lodging taxes, hotel, sales and use tax, privilege taxes, excise taxes, VAT, goods and services tax, harmonized sales taxes, business tax, and gross receipt taxes (together, “indirect taxes”) to e-commerce activities such as ours and to our guests is a complex and evolving issue. Some tax laws or regulations hold us responsible for the reporting, collection, and payment of such taxes, and such laws could be applied to us for transactions conducted in the past as well as transactions in the future. Many statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-commerce. New or revised foreign, federal, state, or local tax regulations may subject our business to additional indirect, income, and other taxes, and depending upon the jurisdiction could subject us to significant monetary penalties and fines for non-payment of taxes. An increasing number of jurisdictions are also considering adopting or have adopted laws or administrative practices that impose new tax measures, including digital platform revenue-based taxes, targeting online sharing platforms and online marketplaces, and new obligations to collect income taxes, sales, consumption, value added, or other taxes on digital platforms. We may recognize additional tax expenses and be subject to additional tax liabilities, and our business, results of operations, and financial condition could be materially adversely affected by additional taxes of this nature or additional taxes or penalties resulting from our failure to comply with any reporting, collection, and payment obligations. We accrue a reserve for such taxes when the likelihood is probable that such taxes apply to us, and upon examination or audit, such reserves may be insufficient. New or revised taxes and, in particular, the taxes described above and similar taxes would likely increase the price paid by guests, our lease costs and other costs of doing business, discourage property owners from leasing to us and guests from renting our accommodation offerings, and lead to a decline in revenue, and materially adversely affect our business, results of operations, and financial condition.

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

Hotel operations historically have been seasonal in nature, reflecting lower revenues and occupancy rates during the first quarter of each year when compared to the remaining three quarters. This seasonality may cause fluctuations in our quarterly operating revenues, profitability, and cash flow. Fluctuations in our quarterly operating results may, particularly if unforeseen, cause us to miss any projections we may have provided or may lead analysts or investors to change their long-term models for valuing our common stock. In addition, such fluctuations may cause us to face short-term liquidity issues, impact our ability to retain or attract key personnel, or cause other unanticipated issues. Any of these effects could cause our stock price to decline. As a result of the potential variations in our quarterly revenue and operating results, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful and the results of any one quarter should not be relied upon as an indication of future performance.

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

Although our leased properties are supervised by our employees and we have regular safety protocols in place at all of our properties, and regularly inspect and review such properties, we cannot directly control the actions of the property owners from which we lease our accommodation units or the guests that stay there. Malevolent, negligent or criminal actions by property owners or guests could cause harm to other guests, our employees and our properties. Any perception that our properties are not safe could materially harm our reputation and ability to attract guests and create repeat business. Our identity verification processes rely on, among other things, information provided by property owners and guests, and our ability to validate that information and the effectiveness of third-party service providers that support our verification processes may be limited. In addition, we do not currently and may not in the future require users to re-verify their identity following their successful completion of the initial verification process. Certain verification processes, including legacy verification processes on which we previously relied may be less reliable than others. There can be no assurances that the measures we take can or will significantly reduce harmful activity at our properties. In the event of adverse actions occurring at one of our properties, we could face civil claims and regulatory or other investigations. While we recognize that we need to continue to build trust and invest in innovations that will support trust when it comes to our policies and procedures to protect our guests and properties, and the communities in which we operate, we may not be successful in doing so.

We rely on third parties for integral parts of our operations and any inability to maintain or replace these third-party providers or transition these services to our own internal operations on economically reasonable terms could have an adverse effect on our operations.

We provide accommodations that we lease from third-party property owners and, in addition to our own employees, utilize third-parties to provide various services within our hotels, such as grab and go food services, maintenance supplies, linen cleaning, and specialty repair services (such as elevator repair and maintenance). In addition to our own booking website, we utilize third-party online portals for guest booking and reservation. We also use third-party security systems, property monitoring systems and data analytic software services in addition to our own data analysis processing and software. We use both internally developed systems and third-party systems for our operations, including transaction and payment processing, and financial and accounting systems. Any inability to maintain our relationships with these service providers on economically reasonable terms, or any inability by these service providers to provide their services to us at a level that is commercially reasonable and dependable could have an adverse effect on our operations. As we grow, we will likely increase our internal capabilities and decrease our reliance on third-party suppliers, but we may not be successful in this regard. As we grow our business, we will need to significantly upgrade and expand our transaction and payment processing systems, financial and accounting systems, and other infrastructure. We may not be able to upgrade our systems and infrastructure to accommodate such growth in a timely manner, and depending on the systems affected, our transaction and payment processing, and financial and accounting systems could be impacted for a meaningful amount of time, which could materially adversely affect our business, results of operations, and financial condition.

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

In June 2022, we migrated our main property management system (PMS) from Hostfully to HostAway. During a 72-hour period following the transition to our new technology platform, technical difficulties resulted in certain double bookings. The vast majority of these double-booking reservations were not charged and we worked with third-party marketing and reservation channels to relocate and refund any adversely affected guests. Any similar future events could be more severe and could have an adverse impact on our operations, reputation and financial results.

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

We and our hotel managers rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We and our hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We and our hotel managers purchase some of our information technology from vendors, on whom our systems depend. We and our hotel managers rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts. Although we and our hotel managers have taken steps we believe are necessary to protect the security of our information systems and the data maintained in those systems, it is possible that the safety and security measures taken will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. In November 2018, Marriott announced a data security incident involving a guest reservation database. Security breaches such as the one that occurred at Marriott and, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations. Some of our hotel managers carry cyber insurance policies to protect and offset a portion of potential costs incurred from a security breach. Additionally, we currently have cyber insurance policies to provide supplemental coverage. Despite various precautionary steps to protect our hotels from losses resulting from cyber-attacks, any cyber-attack occurrence could still result in losses at our properties, which could affect our results of operations. We are not aware of any cyber incidents that we believe to be material or that could have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks associated with the employment of hospitality personnel, particularly at locations that employ unionized labor, and the use of third-party guest services contractors.

Our hospitality employees and other guest services personnel are critical to our ability to add properties, maintain our units, enhance the guest experience, and attract and retain guests. If our relationship with employees in any city or at any key property, or within our central guest services function, deteriorates for any reason, our reputation, guest relationships and results of operations may suffer, and we may incur costs to replace and retrain additional personnel or third-party contractors. As we grow, we also may face difficulty in attracting and hiring additional qualified personnel in these areas. In addition, many of the guest services representatives and housekeepers who provide services to our company and guests are employees of third-party agencies or the hotels from which we lease room portfolios on a long-term basis. We do not control such third-party agencies and accordingly, do not directly control the policies, practices or relationships between such agencies and their employees. Our business and reputation could be harmed in the event of any dispute between such agencies and their employees, or if such employees do not provide services that meet our or our guests’ standards and expectations. Labor costs (both direct and through third-party agency fees) are a significant component of our operating expenses, and any increase in the cost of wages, benefits or other employee-related costs could cause our results of operations and cash flow to be lower than anticipated. Certain cities have also adopted re-hiring ordinances and other requirements with respect to hotel and other hospitality employees, and these and other employment regulations may increase our costs and impair our operations.

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

We may also incur increased legal costs and indirect labor costs because of disputes involving our workforce. The resolution of labor disputes or new or renegotiated labor contracts could lead to increased labor costs, which are a significant component of our operating costs, either by increases in wages or benefits or by changes in work rules that raise operating costs. Labor disputes and disruptions may also occur within landlords’ workforces at buildings we occupy, which could harm our guests’ experience and reduce bookings at the affected property. Additionally, we are subject to various union agreements and among other obligations are required to provide the applicable unions with data on the size and scope of our operations and the number of employees at each applicable property and to post a bond covering at least three months of employee wages for each property, which amounts could change over time depending on the size of our operations and union evaluation of our capital resources. Accordingly, the use of unionized labor could result in unforeseen costs, operational delays or shutdown, and other events that would have a material adverse effect on our operations and financial performance.

We could experience significant increases to our operating costs or decreases in operating revenues due to labor shortages and increased employee-related costs.

We have experienced and may continue to experience increased operating costs due to increased labor costs. A number of factors contribute to increased labor costs, which may continue, such as a shortage of hospitality workers, increased dependence on contract workers, the loss of unvaccinated employees in jurisdictions requiring vaccination, federal unemployment subsidies, including unemployment benefits offered in response to the COVID-19 pandemic, and other government regulations, which include laws and regulations related to workers’ health and safety. These labor shortages have become more pronounced as a result of the COVID-19 pandemic. Further, increased turnover rates within the employee base at the hotels and in our corporate offices can lead to decreased efficiency and increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees. Significant labor shortages could prohibit us from operating at our hotels at full capacity which would result in a decrease in operating revenues. Labor cost increases may continue in the future.

We rely on third-party websites and marketing resources, including currently those provided to us by Wyndham Hotel & Resorts and various OTAs, for the marketing of our hotel rooms rentals, which marketing activities are becoming increasingly regulated.

We rely on third-party websites and marketing resources, including currently those provided to us by Wyndham Hotel & Resorts and various OTAs, for the marketing of our hotel rooms rentals, which marketing activities are becoming increasingly regulated. A critical factor in attracting guests to our accommodation offerings is how prominently listings are displayed on the online platforms we utilize and the placement of our hotel offering in response to search queries for key search terms. Competitors regularly bid on the same keywords, driving up the costs of securing same. Over time, our strategy will be to build the recognition of our brand to increase its use by consumers as a search term and decrease reliance on generic search terms, thereby driving down costs in this regard. If we are not able to effectively increase our traffic growth without increases in spend on performance marketing, we may need to increase our performance marketing spend in the future, including in response to increased spend on performance marketing from our competitors, and our business, results of operations, and financial condition could be materially adversely affected.

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

Our liabilities could materially adversely affect our operations.

As of December 31, 2023, we had aggregate loans payable and short-term financing of $4.2 million, annual Series A Preferred Stock annual dividend obligations of approximately $960,000, and total liabilities of $285.6 million (inclusive of and consisting principally of our long-term lease obligations). Our indebtedness and preferred stock dividend service obligations could materially adversely affect our business by:

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

The occurrence of any one of these events could have a material adverse effect on our business, results of operations, financial condition, and ability to satisfy our obligations.

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

There are risks of security breaches both on and off our systems as we increase the types of technology we use to operate our business, including mobile apps and third-party payment processing providers, and as we collaborate with third parties that may need to process our guest data or have access to our infrastructure. The evolution of technology systems introduces ever more complex security risks that are difficult to predict and defend against. An increasing number of companies, including those with significant online operations, have recently disclosed breaches of their security, some of which involved sophisticated tactics and techniques allegedly attributable to criminal enterprises or nation-state actors. While we take significant measures to guard against the type of activity that can lead to data breaches, the techniques used by bad actors to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are unknown until launched against a target. As such, we may be unable to anticipate these tactics and techniques or to implement adequate preventative measures. Any circumvention of our security measures, or those of our third-party service providers, could result in the misappropriation of confidential or proprietary information, interrupt our operations, result in financial loss, damage our computers or those of our guests, or otherwise cause damage to our reputation and business.

The coverage afforded under our insurance policies may be inadequate for the needs of our business or our third-party insurers may be unable or unwilling to meet our coverage requirements, which could materially adversely affect our business, results of operations, and financial condition.

We maintain insurance on our properties and operations of the types and in the amount of coverages our management determines to be prudent and necessary and are self-insured in terms that management believes presents risks that are too low to justify insurance expenditures. Our business, results of operations, and financial condition would be materially adversely affected if (a) cost per claim, premiums or the number of claims significantly exceeds our expectations; (b) we experience a claim in excess of our coverage limits; (c) our insurance providers become insolvent or otherwise fail to pay on our insurance claims; (d) we experience a claim for which coverage is not provided or for which we are self-insured; or (e) the number of claims under our deductibles or self-insured retentions differs from historic averages. Premiums will likely increase over time and we may have difficulty in obtaining appropriate policy limits and levels of coverage at a reasonable cost and with reasonable terms and conditions. Our costs for obtaining these policies will continue to increase as our business grows and continues to evolve. Furthermore, as our business continues to develop and diversify, we may experience difficulty in obtaining insurance coverage for new and evolving offerings and tiers, which could require us to incur greater costs and materially adversely affect our business, results of operations, and financial condition. Additionally, if we fail to comply with insurance regulatory requirements in the regions where we operate, or other regulations governing insurance coverage, our brand, reputation, business, results of operations, and financial condition could be materially adversely affected.

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

We rely on a number of third-party payment service providers, including payment card networks, banks, payment processors, and payment gateways, to link us to payment card and bank clearing networks to process payments made by our guests. We have agreements with these providers, some of whom are the sole providers of their particular service. If these companies become unwilling or unable to provide these services to us on acceptable terms or at all, our business may be disrupted, we would need to find an alternate payment service provider, and we may not be able to secure similar terms or replace such payment service provider in an acceptable time frame. If we are forced to migrate to other third-party payment service providers for any reason, the transition would require significant time and management resources, and may not be as effective, efficient, or well-received by our guests. Any of the foregoing could cause us to incur significant losses, which could materially adversely affect our business, results of operations, and financial condition. We are subject to credit review from time to time and have in the past, and in the future, could be required to increase our reserves with these processors. As a result of any such requirement, our working capital (less reserved cash for letters of credit and credit card processors) could be adversely effected.

The failure to successfully execute and integrate acquisitions could materially adversely affect our business, results of operations, and financial condition.

As part of our growth strategy, we may acquire other companies or portfolios of accommodation assets from time to time. We may expend significant cash or incur substantial debt to finance such acquisitions, which indebtedness could result in restrictions on our business and significant use of available cash to make payments of interest and principal. In addition, we may finance acquisitions by issuing equity or convertible debt securities, which could result in further dilution to our existing stockholders. We may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. If we fail to evaluate and execute acquisitions successfully, our business, results of operations, and financial condition could be materially adversely affected.

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

We hold certain intellectual property rights related to our brand and certain content and design elements of our business, including big data analytics and related algorithms. We rely on a combination of trademark and trade secret laws, international treaties, our terms of service, other contractual provisions, user policies, restrictions on disclosure, technological measures, and confidentiality and inventions assignment agreements with our employees and consultants to protect our intellectual property assets from infringement and misappropriation. Effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. There can be no assurance that others will not offer technologies, products, services, features, or concepts that are substantially similar to ours and compete with our business, or copy or otherwise obtain, disclose and/or use our brand, content, design elements, creative, editorial, and entertainment assets, or other proprietary information without authorization. Our intellectual property assets and rights are essential to our business. If the protection of our proprietary rights and data is inadequate to prevent unauthorized use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our technologies, offerings, features, or methods of operations. Even if we do detect violations or misappropriations and decide to enforce our rights, litigation may be necessary to enforce our rights, and any enforcement efforts we undertake could be time-consuming and expensive, could divert our management’s attention, and may result in a court determining that certain of our intellectual property rights are unenforceable. If we fail to protect our intellectual property and data in a cost-effective and meaningful manner, our competitive standing could be harmed; our guests, other consumers, and corporate and community partners could devalue the content of our platform; and our brand, reputation, business, results of operations, and financial condition could be materially adversely affected.

Negative online reviews and complaints posted through social media, whether founded or not, could have an adverse effect on our reputation.

Companies operating in the leisure and hospitality industry are subject to continued scrutiny and reviews from third party outlets and guests. Negative reviews, whether founded or not, can negatively impact our company’s reputation and, as a result, our financial performance, in the absence of coordinated response efforts to satisfy guest complaints. Negative reviews can quickly spread through social media and have a lasting impact on our company’s reputation, our employees morale, and our guests perception of and experience at our hotels. Negative reviews can overshadow positive reviews and materially influence future potential guests’ booking decisions. While our company responds promptly to guest complaints and manages its online reputation, there is no assurance that it will be able to satisfy all complaints in a manner satisfactory to the guest which could impact its online reputation and financial performance.

If we expand our operations to locations outside of the United States, we will become subject additional risks.

We intend to grow our operations in part by expanding our operations in a number of jurisdictions outside of the United States. Laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses, or our failure to adapt our practices, systems, processes, and business models effectively to the traveler and supplier preferences (as well as the regulatory and tax landscapes) of each country into which we expand, could slow our growth, or prevent our ability to compete effectively in certain markets. For example, to compete in certain international markets we may have to adopt locally preferred payment methods, which could increase our costs and instances of fraud. In addition to the other risks described in this Annual Report, our company’s international operations would be subject to other risks, including:

●	Exposure to local economic or political instability and threatened or actual acts of terrorism;

●	Compliance with U.S. and non-U.S. regulatory laws and requirements relating to anti-corruption, antitrust or competition, economic sanctions, data content and privacy, consumer protection, employment and labor laws, health and safety, information reporting, and advertising and promotions;

●	Weaker enforcement of our company’s contractual and intellectual property rights;

●	Lower levels of credit card usage and increased payment and fraud risk;

●	Longer payment cycles, and difficulties in collecting accounts receivable;

●	Preferences by local populations for local providers;

●	Restrictions on, or adverse tax and other consequences related to the repatriation of cash, the withdrawal of non-U.S. investments, cash balances and earnings, as well as restrictions on our company’s ability to invest in our company’s operations in certain countries;

●	Changes to trade policy or agreements that limit our company’s ability to offer, or adversely affect demand for, our company’s products and services;

●	Our company’s ability to support technologies or marketing channels that may be prevalent in a particular international market and used by local competitors, but are not scalable for an international company offering services in markets around the world; and

●	Uncertainty regarding liability for services and content, including uncertainty as a result of local laws and lack of precedent.

Our Chairman of the Board and co-Chief Executive Officer entered into an offer of settlement with the Securities and Exchange Commission in connection with his role in another public company.

Brian Ferdinand, our current Chairman of the Board and co-Chief Executive Officer, entered into an Offer of Settlement with the Securities and Exchange Commission on April 22, 2020, in connection with allegations that he, as a board member of Liquid Holdings Group Inc., (a) reviewed a Form 10-Q and signed a Form 10-K for the fiscal year 2013 that failed to disclose material facts of Liquid’s reliance on a related party entity (a principal customer of Liquid and a company of which Mr. Ferdinand was an owner), and from which Liquid received material subscription fees, and (b) failed to file required Forms 4 and amendments to Schedule 13D to reflect material. changes to his ownership in Liquid’s shares of common stock, causing Liquid to violate Section 13(a), 13(d)(2) and 16(a) of the Exchange Act and related rules thereof. Mr. Ferdinand consented, without admitting or denying any findings, to a cease and desist order from any alleged secondary violations of Section 17(a)(2) of the Securities Act and 13(a) of the Exchange Act, which are non-scienter provisions in which negligence is sufficient to establish liability for causing a primary violation; and Section 13(d)(2) and Section 16(a) of the Exchange Act, which are personal security reporting provisions under which strict liability is sufficient to establish a violation. As a result of the settlement, Mr. Ferdinand was also required to pay a fine of $115,000.

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

Prior to our IPO, as a private company our internal controls over financial reporting historically had material weaknesses, which has continued, and, if not remedied, could limit the ability of our independent registered public accounting firm to certify the effectiveness of our internal controls over financial reporting in the future.

As a public company, our company is required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require the management of a public company to certify financial and other information in our company’s quarterly and annual reports. In addition, the management of our company is required to conduct an annual assessment and provide an annual management report on the effectiveness of our company’s controls over financial reporting and disclose any material weaknesses in such controls. However, for as long as our company is an “emerging growth company” under the JOBS Act, its independent registered public accounting firm will not be required to attest to the effectiveness of our company’s internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. Our company could remain an emerging growth company for up to five years. After the date our company is no longer an “emerging growth company,” its independent registered public accounting firm will only be required to attest to the effectiveness of its internal controls over financial reporting depending on its market capitalization. Even if management concludes that our company’s internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to management’s assessment, or may issue a report that is qualified if it is not satisfied with our company’s controls or the level at which its controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from our auditors. In addition, in connection with the implementation of the necessary procedures and practices related to internal controls over financial reporting, our company may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. Failure to comply with Section 404 could impair our company’s ability to grow its revenue, cause investors to lose confidence in the accuracy and completeness of our company’s financial reports, and other information, which may have a negative effect on the trading price of its common stock.

Prior to our initial public offering, we operated as a private, closely held company that was funded primarily by our principals with no third-party investment. As a private company, we did not undertake annual audits of our financial statements in the ordinary course, and had not been subject to the rules and regulations that began to apply to us following consummation of our initial public offering, including those relating to internal controls and periodic reporting. In connection with recent audits of our financial statements, we have identified material weaknesses in our internal control over financial reporting with respect to our periodic and annual financial close processes. As historically constituted, our human resources, processes and systems did not enable us to produce accurate financial statements on a timely basis. While we deem this type of material weakness typical in a closely held, private company, in preparation of becoming a public company, we implemented a remediation plan which included the hiring of additional, qualified financial and accounting personnel, and engagement of specialized external resources, including the outsourcing of a portion of our accounting department functions to a qualified accounting firm. Additionally, we formed an audit committee of independent directors in connection with our IPO. Our remediation plan also included adopting other entity-level controls, properly segregating duties among appropriate personnel, education and training of applicable management and financial personnel, and improvements in the process and system used to monitor and track the effectiveness of underlying business process controls. While these efforts have been completed, we still need to create further separation among the management roles, which efforts include our recent management hirings and realignments. In the near future

If our company fails to maintain effective internal controls over financial reporting, its ability to produce timely and accurate financial information or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could be impaired, which could have a material adverse effect on our company’s businesses and stock price.

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

Certain provisions currently contained in, or which may be added by amendment in the future to, our certificate of incorporation and bylaws will limit your ability as a stockholder to influence corporate matters and could discourage others from pursuing any change of control transactions that stockholders of our company may view as beneficial.

Our certificate of incorporation and bylaws include governance provisions including the following:

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

We may also in the future amend our certificate of incorporation to provide for a classified board of directors, with only one class coming up for election each year, thereby making it more difficult to effect a change to the majority of the board. These and other provisions limit our stockholders’ ability to influence our company’s operations and may have the effect of discouraging others from pursuing any change of control transactions that stockholders may view as beneficial.

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

Our management members, including our Chairman of the Board and Co-Chief Executive Officer, own, in the aggregate, a significant portion of our outstanding common stock.

Our management members, including our Chairman of the Board and Co-Chief Executive Officer, Brian Ferdinand, have beneficial ownership of approximately 40% of our outstanding common stock in the aggregate and, as a result, have the ability to materially influence the outcome of any vote on any matter put to our stockholders for a vote. Further, our bylaws provide that any member of our board may be removed with or without cause by the majority of our outstanding voting power, these stockholders could influence the removal and election of directors. This concentration of ownership and decision making may make it more difficult for other stockholders to effect substantial changes in our company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

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

Nasdaq could delist our common stock or Series A Preferred Stock from quotation on its exchange, which could limit investors’ ability to sell and purchase our shares and subject us to additional trading restrictions.

Our common stock and Series A Preferred Stock is listed on the Nasdaq. If our common stock or Series A Preferred Stock is delisted from Nasdaq and not listed on another national securities exchange at any time after the date hereof, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our common stock is “penny stock” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our 2022 Plan, our outstanding warrants, or otherwise will dilute all other stockholders.

We may need to raise additional capital through equity and debt financings in order to fund our operations. If we raise capital through equity financings in the future, our then-existing stockholders would be diluted. We have granted and expect to grant in the future equity awards to employees, directors, and consultants under our 2022 Plan. We also have outstanding warrants which require us to issue shares of our common stock upon exercise. At December 31, 2023, warrants to purchase up to an aggregate of 5,442,000 were issued and outstanding. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per-share value of our common stock to decline.

We have granted registration rights to holders of significant amounts of our outstanding common stock and warrants exercisable into shares of our common stock and the selling into the market of all or a portion of such shares would likely have a material adverse impact on the market price of our common stock.

We have granted registration rights to certain holders of our common stock and warrants that are exercisable for the purchase of shares of our common stock. In the aggregate, we are required to register a significant number of shares of our common stock for issuance or resale prior to June 30, 2024. The selling of all or a portion of such shares into the market during a short period of time would likely have a material adverse impact on the market price of our common stock.

The market prices of our common stock and Series A Preferred Stock may be volatile and may decline regardless of our operating performance, and you may lose all or part of your investments.

The market price of our common stock and Series A Preferred Stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase in the open market, investors with short exposure may have to pay a premium to repurchase our common stock for delivery to lenders of our common stock. Those repurchases may, in turn, dramatically increase the price of our common stock until investors with short exposure are able to purchase additional common stock to cover their short position. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in our common stock that are not directly correlated to the performance or prospects of our common stock and once investors purchase the shares of common stock necessary to cover their short position the price of our common stock may decline.

We may be subject to attempts from time to time by short sellers to create narratives, including narratives based on false statements, that cast doubt on the company as they seek to profit from a decline in the market price of our common stock.

Smaller-cap companies, such as ours, are often targeted by short sellers due to various factors, including the existence of limited research coverage that could serve to counteract short-selling narratives, limited trading volumes that allow for sudden and material price changes, and material debt repayment obligations in high-interest rate environments that, coupled with such short-selling narratives, could cast doubt on a company’s ability to meet its obligations. Short sellers seek to profit by shorting a target company’s stock then creating narratives, including narratives containing or based on false statements, about the targeted company through the publication of articles on third-party websites, posts in online forums, and other media activity in order to create downward pressure on the targeted company’s stock and then cover the short position. While we have successfully rebutted these types of actions in the past, there is a reasonable likelihood that our company will be subject to these attempts again in the future and there can be no assurance that we can effectively address these attempts in a timely and successful manner and that the prices of our securities will not be harmed in the short and longer terms.

We may be subject to securities litigation, which is expensive and could divert our management’s attention.

As a public company, we are subject to complex legal and regulatory requirements that could expose us to securities litigation. The market for our common stock and Series A Preferred Stock could be volatile, and in the past, companies have faced securities class action lawsuits following periods of market volatility. If our share price were to fluctuate significantly, investors might initiate a securities class action against us. Securities litigation could result in substantial costs and divert management’s attention and resources from our business, which could negatively affect our financial condition and results of operations. Additionally, if such a lawsuit were to result in a significant financial settlement or judgment against us, it could have a material adverse effect on our financial position. We may also be subject to regulatory inquiries, investigations, and actions, which could result in penalties and harm our reputation. While we aim to comply with all applicable laws and regulations, the risk of becoming the target of securities litigation cannot be entirely eliminated. This could impact our ability to raise capital in the future and could harm the value of our securities.

We may redeem our Series A Preferred Stock.

On or after October 26, 2026, we may, at our option, redeem our outstanding Series A Preferred Stock, in whole or in part, at any time or from time to time. We may also redeem our Series A preferred Stock as early as October 26, 2024, if a change of control or prescribed delisting event occurs. We may have an incentive to redeem the Series A Preferred Stock voluntarily if market conditions allow us to issue other preferred stock or debt securities at a rate that is lower than the dividend rate on the Series A Preferred Stock. If we redeem the Series A Preferred Stock, then from and after the redemption date, dividends will cease to accrue on shares of Series A Preferred Stock, the shares of Series A Preferred Stock shall no longer be deemed outstanding and all rights as a holder of those shares will terminate, except the right to receive the redemption price plus accumulated and unpaid dividends, if any, payable upon redemption.

We must adhere to prescribed legal requirements and have sufficient cash in order to be able to pay dividends on our Series A Preferred Stock.

In accordance with Section 170 of the Delaware General Corporation Law, we may only declare and pay cash dividends on the Series A Preferred Stock if we have either net profits during the fiscal year in which the dividend is declared and/or the preceding fiscal year, or a “surplus”, meaning the excess, if any, of our net assets (total assets less total liabilities) over our capital. We can provide no assurance that we will satisfy such requirements in any given year. Further, even if we have the legal ability to declare a dividend, we may not have sufficient cash to pay dividends on the Series A Preferred Stock. Our ability to pay dividends may be impaired if any of the risks described herein actually occur. Also, payment of our dividends depends upon our financial condition and other factors our board of directors may deem relevant from time to time. We cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay dividends on the Series A Preferred Stock.

A holder of Series A Preferred Stock has extremely limited voting rights.

The voting rights for a holder of Series A Preferred Stock are limited. Our common stock is the only class of our securities that carry full voting rights. Mr. Ferdinand, our Chairman of the Board and Co-Chief Executive Officer, controls a substantial portion of voting power of our outstanding common stock, and exercises a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without his support, which in turn could reduce the price of our Series A Preferred Stock.

Voting rights for holders of the Series A Preferred Stock exist primarily with respect to the ability to elect, voting together with the holders of any other series of our preferred stock having similar voting rights, two additional directors to our board of directors in the event that eighteen monthly dividends (whether or not consecutive) payable on the Series A Preferred Stock are in arrears, and with respect to voting on amendments to our certificate of incorporation, including the certificate of designations relating to the Series A Preferred Stock, that materially and adversely affect the rights of the holders of Series A Preferred Stock or authorize, increase or create additional classes or series of our capital stock that are senior to the Series A Preferred Stock.

The market price of the Series A Preferred Stock could be substantially affected by various factors.

The market price of the Series A Preferred Stock depends on numerous factors, some of which are beyond our control and may not relate directly to our operating performance. These factors include, but are not limited to, the following:

●	prevailing interest rates, increases in which may have an adverse effect on the market price of the Series A Preferred Stock;

●	trading prices of similar securities;

●	our history of timely dividend payments;

●	the annual yield from dividends on the Series A Preferred Stock as compared to yields on other financial instruments;

●	general economic and financial market conditions;

●	government action or regulation;

●	the financial condition, performance and prospects of us and our competitors;

●	changes in financial estimates or recommendations by securities analysts with respect to us or our competitors in our industry;

●	our issuance of additional preferred equity or debt securities; and

●	actual or anticipated variations in quarterly operating results of us and our competitors.

The Series A Preferred Stock ranks junior to all our indebtedness and other liabilities.

In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series A Preferred Stock only after all our indebtedness and other liabilities have been paid. The rights of holders of the Series A Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Series A Preferred Stock. Also, the Series A Preferred Stock effectively ranks junior to all existing and future indebtedness and to the indebtedness and other liabilities of our existing subsidiaries and any future subsidiaries. Our existing subsidiaries are, and future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Series A Preferred Stock.

We have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Series A Preferred Stock. As of December 31, 2023, our total liabilities (excluding contingent consideration) were $286,791,380. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all the Series A Preferred Stock then outstanding.

Market interest rates may materially and adversely affect the value of the Series A Preferred Stock.

One of the factors that will influence the price of the Series A Preferred Stock is the dividend yield on the Series A Preferred Stock (as a percentage of the market price of the Series A Preferred Stock) relative to market interest rates. Increases in market interest rates may lead prospective purchasers of the Series A Preferred Stock to expect a higher dividend yield (and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for dividend payments). Thus, higher market interest rates could cause the market price of the Series A Preferred Stock to materially decrease.

Holders of the Series A Preferred Stock may be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income.”

Distributions paid to corporate U.S. holders of the Series A Preferred Stock may be eligible for the dividends-received deduction, and distributions paid to non-corporate U.S. holders of the Series A Preferred Stock may be subject to tax at the preferential tax rates applicable to “qualified dividend income,” only if we have current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. Additionally, we may not have sufficient current earnings and profits during future fiscal years for the distributions on the Series A Preferred Stock to qualify as dividends for U.S. federal income tax purposes. If the distributions fail to qualify as dividends, U.S. holders would be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income.” If any distributions on the Series A Preferred Stock with respect to any fiscal year are not eligible for the dividends-received deduction or preferential tax rates applicable to “qualified dividend income” because of insufficient current or accumulated earnings and profits, it is possible that the market value of the Series A Preferred Stock might decline.

The Series A Preferred Stock is convertible into Class A Common Stock in certain circumstances, which would dilute ownership of our existing common stockholders.

If we do not redeem our Series A Preferred Stock in connection with a change of control or delisting event, the Series A Preferred Stock is exchangeable into shares of our common stock as prescribed by the Certificate of Designations, Rights and {Preferences governing the Series A Preferred Stock. Such exchanges would serve to dilute the ownership interests of the then existing holders of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Cybersecurity risk management is an important part of our overall risk management efforts. We maintain a cybersecurity program that is comprised of policies, procedures, controls and plans whose objective is to help us prevent and effectively respond to cybersecurity threats or incidents. Through our cybersecurity risk management process, we monitor cybersecurity vulnerabilities and potential attack vectors to company systems. We, directly and through our third-party service providers, maintain various measures to safeguard against cybersecurity threats such as monitoring systems, security controls, policy enforcement, data encryption, employee training, tools and services from third-party providers and management oversight to assess, identify and mitigate risks from cybersecurity threats. We and our third-party service providers conduct regular testing of these controls and systems including vulnerability scanning, penetration testing and simulating the execution of parts of our disaster recovery plan.

We have implemented cybersecurity frameworks, policies and practices which incorporate industry-standards and contractual requirements. We gather information and review security protocols of certain third parties who integrate with our systems, such as our payroll processor, managed solutions provider, and software as a service provider, on an annual basis to identify and manage risk. We regularly seek to improve and mature our cybersecurity processes. We apply lessons learned from our efforts to help prevent attacks and utilize data analytics to detect anomalies and search for cyber threats.

Cybersecurity threats of all types, such as attacks from computer hackers, cyber criminals, nation-state actors, social engineering and other malicious internet-based activities, continue to increase generally in business and society. We believe that our current preventative actions and response planning provide adequate measures of protection against cybersecurity risks. While we have implemented measures to safeguard our information technology systems, the evolving nature of cybersecurity attacks and vulnerabilities means that these protections may not always be effective. In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Governance

Our finance, risk & investment committee of our board of directors has oversight of our strategic and business risk management and oversees management’s execution of our cybersecurity risk management program. The board receives updates from management on our cybersecurity risks as may be required or prudent. In addition, management updates the board as necessary, regarding any material cybersecurity incidents. Management is responsible for identifying, assessing, and managing cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures, maintaining cybersecurity policies and procedures, and providing regular reports to our board of directors. In the event of an incident, we intend to follow our incident response plan, which outlines the steps to be followed from incident detection to mitigation, recovery and notification, including notifying functional areas (e.g. legal), as well as senior leadership and the board, as appropriate.

Our Chief Operating Officer and Director of Revenue Management oversees our cybersecurity program and is responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. These officers work with other members of management, employees and outside service providers to promote and evolve our cybersecurity protocols and systems.

There were no material cybersecurity incidents in 2023 or up to the date of this filing.

ITEM 2.	PROPERTIES

See Item 1. “Business – Facilities” above.

Facilities

We maintain nominal corporate headquarters at 2125 Biscayne Blvd, Suite 253 Miami, Florida 33137 Miami, Florida, where we lease office space. We believe that our corporate space is adequate for our immediate needs and that we will be able to obtain additional or substitute space, as needed, on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, our company may be a party to certain legal proceedings, incidental to the normal course of our business. We are not currently a party to any pending or threatened legal proceedings that we believe could have, individually or in the aggregate, a material adverse effect on our business or financial condition. See Item 1. “Business – Litigation” above.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the Nasdaq Stock Market LLC under the symbol “LUXH.” The Company’s Series A preferred stock trades on the Nasdaq Stock Market LLC under the symbol “LUXHP.”

As of April 15, 2024, there were 67 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” through banks, brokers and others for the benefit of beneficial owners who may vote the shares.

As of April 15, 2024, there was one holder of record of our Series A preferred stock. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” through banks, brokers and others for the benefit of beneficial owners who may vote the shares.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future on our common stock. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on numerous factors, including our financial condition, results of operations, capital and surplus requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant. Our ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt, or preferred equity securities of us or our subsidiaries.

Unregistered Sales of Equity Securities

Sales of unregistered securities during the year ended December 31, 2023 included:

Financing Activities

See the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Greenle Financings” for a discussion of issuances made by our company to Greenle Partners LLC Series Alpha P.S. (“Greenle Alpha”) and Greenle Partners LLC Series Beta P.S. (“Greenle Beta” and, together with Greenle Alpha, “Greenle”) of our common stock and warrants (and issuances of shares of our common stock upon exercise of certain warrants by Greenle) in 2023 and in 2024 through the date of this Annual Report.

Independent and Nonemployee Director Issuances

In 2023, we issued an aggregate of 258,190 shares of our common stock to our independent and nonemployee directors as part of their annual compensation for serving on our board of directors.

Advisory Shares

In 2023, we issued an aggerate of 1,150,931 shares of our common stock in connection with certain activities for which we did not receive any cash consideration, including for advisory and legal services, consulting services, and in connection with deferred compensation payable to certain employees and termination of certain employees.

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

Use of Proceeds from Registered Securities

In November 2023, we sold an aggregate of 294,144 shares of our Series A Preferred Stock for gross proceeds of $7,353,600, and net proceeds of $5,715,114 in an underwritten offering. We used the net proceeds of this offering for working capital and general corporate purposes.

ITEM 6.	[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the section entitled “Selected Consolidated Financial Data” and our consolidated financial statements and the related notes included elsewhere in this annual report on SEC Form 10-K (“Annual Report”). This discussion contains forward-looking statements that involve risks and uncertainties about our business and operations. Our actual results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of numerous factors, including those we describe under “Risk Factors” and elsewhere in this Annual Report. See “Special Note on Forward-Looking Statements.” Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We lease entire existing hotels on a long-term basis and rent out hotel rooms in the properties we lease. We currently have a portfolio of hotel rooms in New York, Miami Beach, New Orleans, and Los Angeles through long-term lease agreements and manage these hotels directly. Our revenues are generated through the rental of rooms to guests and through ancillary services such as cancellable room rate fees, resort fees, late and early check-in and check-out fees, baggage fees, parking fees, grab and go food service fees, and upgrade fees.

We believe the COVID-19 pandemic created, and current economic conditions continue to present, an historic opportunity for us to lease dislocated and underutilized hotels at favorable economics for our company as a result of the following sequence of events:

●	The period of more than a decade of low interest rates preceding the pandemic, resulted in generational lows in interest rates, allowing landlords to finance and refinance at exceptionally low rates, albeit for short-term periods;

●	Commercial real estate prices peaked right before the pandemic;

●	The pandemic then caused the adoption of “work from home” initiatives and a reduction in overall travel initially impacting all aspects of the travel industry;

●	Due to the post-pandemic precipitous rise of inflation and the increase in interest rates in response, many landlords with short-term financings were, and continue to be, hampered with the need to refinance at now much higher interest rates; and

●	Landlords are also facing more stringent financing terms from lenders as a result of (a) lower asset values caused by the foregoing circumstances and (b) unwillingness of customary lenders to finance owner-operated, owner-managed or franchised assets (due to the variability of cash flows in these situations).

Within the foregoing circumstances, a fixed triple-net lease undertaken by LuxUrban provides landlords an alternative way to refinance their asset, in many cases without further initial expense by the landlord. This has enabled us to expand our domestic operations and U.S.-based portfolio of available hotel rooms since inception, with our next planned target city being Boston. We also have plans to open one or more international markets in the near term, with London as the initial target international market.

We strive to improve operational efficiencies by leveraging technology to identify, lease, manage, and market globally the hotel space we lease to business and vacation travelers through our online portal and third-party sales and distribution channels. Our top three sales channels represented more than 90% of revenue during the year ended December 31, 2023. Our sales through the Wyndham Hotels & Resorts franchise platform generated approximately 22% of our revenues in the fourth quarter of 2023. Over time, we expect our direct bookings across the Wyndham site to account for a greater percentage of our revenue, which could exceed 50% by the end of 2024.

Legacy Operations

In late 2021, we commenced the process of winding down our legacy business of leasing and re-leasing multifamily residential units, as we pivoted toward our new strategy of leasing hotels. Our transition was substantially completed in late 2022, however we are still in process of negotiating and executing some of the settlements related to this exit. As of the date of this filing, we believe we have adequate reserves and accruals for any remaining settlements related to the legacy business.

Business

We are building a portfolio of hotels that provide short-term accommodations for guests at average nightly and occupancy rates that exceed our total cost and expenses. We are growing this portfolio by capitalizing on the dislocation in the hotel industry created by the pandemic and subsequent rising interest rate environment. We target business and vacation travelers under our consumer brand LuxUrban as well as under a variety of brands under our partnership Wyndham Hotels & Resorts but primarily the Trademark Collection®. We market our hotel properties through worldwide online travel agency (“OTA”) channels as well as directly through the Wyndham website and booking platform.

We believe that as a result of the changing financial requirements for hotel owners, as well as a significantly higher interest rate and refinancing environment, LuxUrban has a multi-year pipeline of potential properties to lease at favorable economics to our Company.

In 2021 and 2022, many hotels that we leased were hotels that were shuttered, underutilized, or poorly managed. Some of these issues were as a result of the global pandemic. Since 2023, most of our properties that we have leased came within circumstances where the landlord was looking for a more stable tenant, or a as a refinancing opportunity for the landlord, where our company provided the landlord with a more desirable lender-friendly, long-term lease agreement.

Based on the market dislocation mentioned above, we believe our pipeline of high-quality opportunities will provide multiple leasing opportunities in upcoming years. Currently, we are focused on turnkey properties that require limited amounts of incremental capital to make the property guest-ready. We expect over time that we may need to invest additional capital as the best opportunities in our pipeline become leased. Even if we need to increase the capital we invest to make ready a property, we believe there are many attractive opportunities for properties where the economics will still be favorable based on the above-mentioned market dislocation. In addition, we may be able to obtain greater concessions from landlords as a result of the capital required.

Wyndham Partnership

In August 2023 we entered into an agreement with Wyndham Hotels & Resorts, the world’s largest hotel franchising company, to bring all of our properties under the Wyndham brand, primarily under the Trademark Collection® brand. As part of this agreement, we began on-boarding our existing portfolio under Wyndham in the third quarter of 2023 and completed this process in the fourth quarter of 2023. Each one of our properties has an individual franchise agreement with Wyndham that typically has a 20-year term. As part of this agreement, Wyndham has the right to new properties we add but are required to fund Development Incentive Advances under a previously negotiated schedule of amounts. We believe the Wyndham partnership will provide us with the following benefits over time:

●	Development incentive advances or “key money,” which in some cases will offset or eliminate the net capital needed by our company to enter into leases for new properties,

●	Access to Wyndham’s proven booking systems, sales, marketing, support and reward programs, and

●	Lower sales commission through the sales via Wyndham platform and Wyndham OTA relationships.

Property Summary

We enter into triple net leases in which we are responsible for all of the costs on the property outside of exterior structural maintenance. As of December 31, 2023, we leased 18 properties with 1,599 units available for rent. In March 2024, we surrendered four of these hotels, including our hotels in Washington, D.C., based on our evaluation that such properties (a) had relatively poor performance, (b) presented suboptimal size and scale, and (c) are of general quality that over time could present risks to our company. After giving effect to the surrender of these properties, we leased 14 properties with 1,406 units available for rent. We are in active negotiations with one or more of the hotels we surrendered in March 2024 for modified lease terms that would allow such hotels to work within our operating model, but there is no assurance that we will obtain the terms desired or that if we do we will not replace these hotels with other hotels that we believe present greater opportunity for our company. In addition, in late 2023, we elected to not move forward on a previously agreed to long-term lease for a hotel because required repairs had not been timely completed by the landlord. As a result of this, we wrote-off $2,961,058 in security deposits and accrued $2,803,942 for potential claims against our company as a result of our termination actions.

Our portfolio of properties as of December 31, 2023 (as adjusted for the surrender of certain properties in March 2024) was as follows:

Property	# of Units	Property Type	Lease Term	Lease Remaining at 12/31/23 (years)	Extension Option (remaining at 12/31/23)	Annual Escalation	Date Commenced	Security Deposit
Blakely: 136 W 55th St, New York, NY 10105	117	Licensed hotel	15-year	12.8	10-year	3%	11/1/2021

Herald: 71 W 35th St, New York, NY 10001	168	Licensed hotel	15-year	13.4	None	3%	6/2/2022

Variety: 1700 Alton Rd Miami Beach, FL 33139	68	Licensed hotel	12.5-year	9.8	None	3%	3/26/2021

Lafayette: 600 St Charles Ave, New Orleans, LA 70130	60	Licensed hotel	19.4-year	18.3	None	2%	11/1/2022

Townhouse: 150 20th St., Miami Beach, FL 33139	70	Licensed hotel	11.25-year	10.4	10-year	3%	3/1/2023

Tuscany: 120 E 39th St., New York, NY 10016	125	Licensed hotel	15-year	14.0	10-year	2%	1/1/2023

O Hotel: 2869 819 Flower St, Los Angeles, CA 90017	68	Licensed hotel	15-year	14.3	5-year	3%	4/1/2023

Hotel 57: 2869 130 E 57th St., New York, NY 10022	216	Licensed hotel	15-year	14.5	10-year	3%	7/1/2023

Condor: 56 Franklin Ave, Brooklyn, NY 11205	35	Licensed hotel	15-year	14.7	10-year	3%	9/1/2023

Bogart: 101 Bogart St., Brooklyn, NY 11206	65	Licensed hotel	10-year	9.5	None	3%	7/1/2023

Property	# of Units	Property Type	Lease Term	Lease Remaining at 12/31/23 (years)	Extension Option (remaining at 12/31/23)	Annual Escalation	Date Commenced	Security Deposit
BeHome: 56 765 8th Ave, New York, NY 10036	44	Licensed hotel	25-year	24.5	None	10%	7/1/2023

Hotel 46: 129 West 46th St., New York, NY 11206	79	Licensed hotel	25-year	24.8	None	3%	11/1/2023

Hotel 27: 62 Madison Ave, New York, NY 10016	74	Licensed hotel	15-year	14.8	10-year	3%	11/1/2023

Washington: 8 Albany Street, New York, NY 10006	217	Licensed hotel	15.2-year	14.2	None	2%	9/20/2022

			Weighted Avg.	Weighted Avg.	Weighted Avg.	Weighted Avg.
Operating Units as of 12/31/2023(1)	1,406		15.2	14.2	19.0	2.9%		$19,133,113
Other Deposits								$1,174,300
Total Deposits								$20,307,413

Note: Weighted averages are weighted by unit count.

(1)	Giving effect to units surrendered after December 31, 2023 up to the date of this filing.

Due to the triple-net structure of our leases, we are typically responsible for the interior maintenance of our properties, and the landlord is responsible for the exterior maintenance and roof. When we enter into new property leases, we target leases of 10 to 15 years with 5- to 10-year extension options. We try to keep annual escalations of between 2 to 3% fixed and none of our leases at December 31, 2023 are tied to inflation or CPI.

As a matter of course, from time to time we become, and are currently, involved in disputes with landlords for certain hotel properties. The complexity of each lease for each of our hotels requires us to be diligent with respect to the terms of each lease, including deposit requirements, deliverables, and management and maintenance terms, among other terms and covenants. A dispute under a lease can range from minor issues to issues that could give rise to claims of default by us or the landlord under the lease. Currently, we have defaults across certain properties totaling 216 keys, all of which we believe are in the process of being cured and which will be cured in the near term. In the event we are unable to cure our default under a lease, an event of default could ultimately be declared by the landlord thereunder, with the landlord then having remedies that include the right to terminate the lease. Where landlords have breached and have not cured, we may be required to litigate to protect our rights under one or more leases, which could divert management attention from our regular operations and could be costly to our company without any guarantee of success in the action.

Our Business Strategy

When we lease properties, we typically do so with either a refundable security deposit, refundable letter of credit or both. In the future we may also use surety bonds, in which we capitalize the bond with all or a portion of the face value. In some cases, we get a period of “free rent” during the period in which we engage in “make ready” efforts for the new property. These “make ready” efforts could include, but are not limited to (a) minor repairs or property updates, (b) the hiring of appropriate property-level staff, (c) obtaining or installation of utility Internet, Wi-Fi, and cable services, and (d) the creation of marketing strategies and listing of the new property on the OTA channels we utilize. We typically do not begin lease accounting during this “make ready” period as we are not fully operational during this period.

We lease entire properties, which could include food service facilities, gyms, and store fronts. We have historically not operated the non-core aspects of these properties and in such cases seek to sublease restaurants or store fronts to generate additional income. We believe these property elements are non-core to our operations. In the future, as we acquire higher-end properties, we may elect to retain control of these elements and operate them in situations in which we believe the guests of the property require more amenities and a higher level of service.

As part of our continued growth, our company has been engaged in a dedicated effort to enhance our management and operations teams through the recruitment of talented directors and officers who have meaningful and broad experience in the hotel and online travel services industries, as well as business development expertise. These efforts have included the recently announced additions of Elan Blutinger and Kim Schaefer, hotel and travel technology veterans, to our board of directors. We are continuing the efforts to deepen management and operational experience across all areas of our company through active recruitment of new personnel and the assignment of existing management personnel to areas in which their expertise can be focused. Our efforts include the officer appointments of Robert Arigo as our Chief Operating Officer, Jimmie Chatmon as our Director of Revenue Management, and Brandon Elster as our Chief Development Officer. Additionally, our current Chairman of the Board and co-Chief Executive Officer, Brian Ferdinand, is transition during the period from March 1, 2024 to May 31, 2024 from these dual roles to the sole role of Executive Chairman of the Board, with our current Co-Chief Executive Officer, Shanoop Kothari, assuming the role of sole Chief Executive Officer at the end of such transition. We expect to continue these efforts in the near term with the recruitment and hiring of additional management and in-field operations personnel.

Our Markets and Future Plans

We current operate in four cities across the United States – the New York greater area, Miami, Los Angeles, and New Orleans. We are re-evaluating our lower star properties in Miami and outside New York (Brooklyn). We are in the process of reviewing our lower performing assets and may look to revise terms of these leases or exit leases that are no longer strategic to our business. At this time, we believe that these changes will have a positive impact to our profitability, a minor impact to our units and an immaterial impact to our revenue. We also have plans to expand both domestically and internationally. At this time, Boston is the next city targeted for expansion. We have experience in the Boston market in our legacy operations. There is no specific timeline for this expansion as we are looking for an anchor property to be able to leverage resources and staffing to execute our growth plans in these respective cities.

Our average deposits (including letters of credit) by city as of December 31, 2023, adjusted for the surrender of properties in March 2024 were as follows:

Location	Miami Beach	New York	LA	NOLA
Units	138	1,140	68	60	1,406
Deposit	$1,750,000	$16,683,113	$400,000	$300,000	$19,133,113
Per Unit	$6,944	$14,634	$5,882	$5,000	$13,608

Revenue Management

We use our proprietary data science and algorithms to manage revenue and create dynamic pricing for our accommodation units. Pricing changes can occur multiple times a day based on revenue momentum or lack thereof. We utilize our technology to both maximize occupancy rates through attractive pricing and increase cash flow in advance of potential guest stays. We initially developed and further improved our revenue management algorithms in our legacy apartment rental business and have now applied it to our hotel operations. We continue to use and develop our algorithms under our partnership with Wyndham.

Property Operations

When we lease a new property, we typically streamline operations as compared to prior management. through, among other measures:

●	Reduction of staffing. Over time and as a result of technological changes, legacy properties we lease typically have staffing at levels higher than we typically operate our properties. IN such cases, we reduce staffing to appropriate levels. Additionally, we eliminate staffing for areas we do not plan to operate, including restaurants, bars, conference centers, and workout facilities.

●	Hiring quality general manager (or GM). We believe that our operational success is partially related to empowering our employees to make decisions and solve guest concerns. This begins with a quality and experienced GM with a background in hospitality. In most cases, we move an experienced GM from an existing property to operate a new property, while at the same time promoting an assistant GM at the existing property to the position of GM.

●	Continual cost-benefit analysis. Our lead operational staff have been trained to continuously calculate cost benefit in our operations. Specifically, we are constantly reviewing our return-on-investment capital. We do this both at the corporate level and the operational level. For example, we may delay certain elective maintenance initiatives until periods of lower travel demand, which allows us to remove units from inventory for maintenance while minimizing impact on our revenues.

●	We run our city operations as a portfolio. Each city is run as a portfolio of operations that allow us to gain more economies of scale as we continue to grow. For example, if property A is oversold we will relocate some of the potential guests to property B, C and D in the same city, thereby retaining the customer and avoiding costly relocations or cancelations.

Unit Economics

We believe we have one of the lowest per-night, property-level break-even costs in our markets as a result of leasing our properties at generationally favorable terms. We estimate that the property-level break-even rate for total revenue per available room (or TRevPAR) for our portfolio as of December 31, 2023, was between $160 to $180 a night. We define TRevPAR as total revenue received by our company inclusive of room rental rates, ancillary fees (which include but are not limited to resort fees, late/early check-in, baggage fees, parking fees paid to us, and upgrade fees), cancellation fees, taxes (including other pass-through expenses) and other miscellaneous income received by us, divided by the average available rooms for rent during a given period. We believe TRevPAR provides an informative reflection of our business as it combines ADRs (average daily rates), other revenues received by us, and occupancy rates. We use this measure because we generate material revenues from ancillary fees, including fees generated through rooms booked at nonrefundable rates leading to cancellation revenues. TRevPAR for the full year 2023 was $249.

The following table shows historical occupancy and TRevPAR at our leased properties:

Year	Occupancy	TRevPAR
2018	86%	$160
2019	84%	$157
2020	61%	$103
2021	72%	$122
2022	77%	$247
2023	79%	$249

Note: During the fourth quarter of 2023, our business was significantly impacted by our transition to the Wyndham platform because the marketing and sale of our properties were taken off our prior OTAs and transitioned to the Wyndham booking and reservation platforms during which transition. the rooms were not available for rent. The amounts above are not adjusted by our estimate of this impact.

Our early historic operations involved the leasing of units within multifamily properties. In late 2021, we began to transition our business to focus on leasing hotel properties in commercially-zoned areas, and we have completed this transition. As a result, we believe that our historical financial and operating results (in particular for the years 2018 through 2021), including operating metrics such as occupancy rate and TRevPAR, are not indicative of our current and future operations. We do believe, however, that the above table is useful in illustrating the higher TRevPAR and improved results that we can achieve as a result of our hotel-centric business strategy.

In the future, TRevPAR will be impacted by the quality mix of our hotel room offerings (with the acquisition of additional three-star properties likely to reduce TRevPAR and the acquisition of additional four-star properties likely to increase TRevPAR). We believe that the continued optimization of our business will materially benefit TRevPAR in the future. Future events, however, could negatively impact TRevPAR, including reductions in travel generally as a result of pandemic or world events.

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

As part of our going-forward strategy, we have divested ourselves of all leases of residentially zoned properties and only operate properties that are not subject to these short-stay regulations. In conjunction with this divestiture, we have worked with New York City’s DOB and OSE to settle any past short-term stay violations, with any settlement expected by management to be nonmaterial. In this regard, on March 4, 2024, our company and the City of New York filed a Voluntary Stipulation of Settlement (the “Settlement”). Under the terms of the Settlement, we undertook to not market, advertise, or make available any rental properties for stay periods of 30 days or more in any properties that are subject to the short-stay prohibitions under applicable New York City regulations. We also agreed to an aggregate fine of $1,200,000 which shall be paid by us through an initial payment of $225,000 and six additional semi-annual payments of $162,500 through November 2026. The Settlement shall become effective on the date (the “Effective Date”) that it is “so ordered” by the Supreme Court of the State of New York. The Settlement contained a release and waiver from the City of New York in favor of the Company, parents, subsidiaries, other affiliates, and all of their officers, directors, agents, employees, insurers and assigns with respect to any and all matters addressed in the Settlement that occurred or may have accrued up to the Effective Date (upon payment in full of the settlement amount).

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

Given the complexity of short-stay regulations in the cities in which we operate, we generally wound-down the majority of our residential area-located apartment inventory by the end of 2022 as part of the transition of our business strategy. As of December 31, 2023, our accommodation units portfolio is comprised of entirely hotel units that are not subject to short-stay length regulations or contractual provisions and the balance apartment units that are subject to such restrictions. Our portfolio growth strategy involves adding exclusively commercially zoned properties that are not subject to short-stay length regulations and divesting our remaining lease for residential area properties. As a result, the need to comply with local or contractual short-stay length regulations or requirements, and the costs related thereto, have become increasingly less important to our operations.

As we continue to grow, our unionized employee base (as a percentage of our total employees) has grown. As a result, from time to time, we are subject to arbitration conducted under applicable union regulations and could be subject to various arbitration rulings. We also are subject to various union agreements and among other obligations thereunder are required to provide the applicable unions with data on the size and scope of our operations and the number of employees at each applicable property and to post a bond covering at least three months of employee wages for each property. During the course of our operations, these monetary requirements have increased and could continue to increase in the future, which in turn, would increase our working capital requirements. Increased unionization of our workforce or other collective labor action, new labor legislation or changes in regulations could be costly, reduce our staffing flexibility or otherwise disrupt our operations, and reduce our profitability. While we have not experienced work stoppages to date, from time to time, hospitality operations may be disrupted because of strikes, lockouts, public demonstrations or other negative actions and publicity involving employees and third-party contractors. We may also incur increased legal costs and indirect labor costs because of disputes involving our workforce. Additionally, from time to time we are subject to arbitration conducted under applicable union regulations and cold be subject to various arbitration rulings. We are subject to various union agreements and among other obligations are required to provide the applicable unions with data on the size and scope of our operations and the number of employees at each applicable property and to post a bond covering at least three months of employee wages for each property. We are also subject to a payment schedule with NYHTC with respect to accrued pension, health, and union employee related obligations aggregating approximately $3 million as of the date of this Annual Report on Form 10-K that were not remitted on our behalf during the last part of 2023 (during a gap period resulting from our company’s switch to a new payroll service provider), through which we are obligated to make monthly payments until the accrued amount is fully paid down.

Results of Operations

	For The Years Ended December 31,
	2023	2022	% Δ YoY
Net Rental Revenue	$113,397,012	$43,825,424	159%
Rent Expense	26,779,821	10,340,188
Non-Cash Rent Expense Amortization	8,169,833	1,894,731
Surrender of Deposits	2,961,058	-
Other Expenses	66,553,940	19,215,156
Total Cost of Revenue	104,464,652	31,450,075	232%
Gross Profit	8,932,360	12,375,349	(28)%
General and Administrative Expenses	15,587,297	6,794,111
Non-Cash Stock Compensation Expense	9,310,483	2,547,536
Non-Cash Write-Off of Net Right-of-Use Assets Associated with Apartment Rental Exit	-	2,385,995
Non-Cash Issuance of Common Stock for Operating Expenses	1,664,601	-
Non-Cash Stock Option Expense	674,818	-
Cash Costs Associated with Apartment Rental Exit and Restructuring	12,237,728	4,103,898
Total Operating Expenses	39,474,927	15,831,540	149%
Loss from Operations	(30,542,567)	(3,456,191)	784%
Other Income (Expense)
Other Income	1,236,690	1,584,105
Cash Interest and Financing Costs	(7,983,134)	(5,483,891)
Non-Cash Financing Costs	(41,234,366)	(2,034,376)
Total Other Expense	(47,980,810)	(5,934,162)	709%
Loss Before Provision for Income Taxes	(78,523,377)	(9,390,353)	736%
Provision for Income Taxes	-	-	NA
Net Loss	$(78,523,377)	$(9,390,353)	736%
Preferred stock dividends	(168,134)	-
Net loss attributable to common shareholders	(78,691,511)	-

Year Ended December 31, 2023 as compared to Year Ended December 31, 2022

Net Rental Revenue

The increase in net rental revenue of 159% for the year ended December 31, 2023 to $113.4 million as compared to $43.8 million for the year ended December 31, 2021 was a result of the increase in average units available to rent from 487 for the twelve months ended December 31, 2022 to 1,249 for the twelve months ended December 31, 2023 as well as better TRevPAR, or revenue per available room, over this period. TRevPAR includes average daily rate, or ADR, all other revenues as well as occupancy.

Cost of Revenue

For the year ended December 31, 2023, the principal component responsible for the increase in our cost of revenue was other expenses for our units available to rent, which increased by $73.0 million, or 232%, from $31.5 million in the year ended December 31, 2022, to $104.5 million in the year ended December 31, 2023, as a result of an increase in average units available to rent, costs related to greater revenues such as credit card processing fees and commissions as well as costs related to the surrender of under-performing units that included approximately $5.8 million ($3.0 million of surrendered security deposits and $2.8 million of other costs).

Gross Profit

The decrease in our gross profit of $3.4 million to $8.9 million, or approximately 28% for the year ended December 31, 2023, as compared to $12.4 million for the year ended December 31, 2022 is primarily attributable to an increase in the average units available to rent and better TRevPAR per unit offset by the costs related to the surrender of under-performing units and greater operating costs mentioned above.

Total Operating Expenses

Total operating expenses incurred for the year ended December 31, 2023 increased by approximately $23.6 million from the year ended December 31, 2022. Of this increase, general and administrative expenses increased 129% to $15.6 million as compared to $6.8 million for the year ended December 31, 2022. This increase is primarily related to an increase in payroll, legal and accounting, software costs and supplies in the year ended December 31, 2023, as compared to the year ended December 31, 2022. Costs included in the year ended December 31, 2023, that were not included in the year ended December 31, 2022, included non-cash issuance of common stock for operating expenses. In addition, non-cash stock compensation, stock issuance costs and option expense increased by $9.1 million and the costs associated with the exit from the apartment rental business as well as restructuring increased by $8.1 million from the year ended December 31, 2022 to the year ended December 31, 2023.

Other Income (Expense)

Total other expense for the year ended December 31, 2023 was $48.0 million as compared to $5.9 million for the year ended December 31, 2022. These expenses are due to (a) interest and financing costs related to borrowings for working capital that increased from $5.5 million during the year ended December 31, 2022 to approximately $8.0 million during the year ended December 31, 2023, (b) decrease in other income from $1.6 million during the year ended December 31, 2022 to approximately $1.2 million during the year ended December 31, 2023 as the 2022 balances included the forgiveness of certain debt, and (b) non-cash financing costs for included in the year ended December 31, 2023 of $41.2 million as compared to $2.0 million in the year ended December 31, 2022.

Liquidity and Capital Resources

The following table provides information about our liquidity and capital resources as of December 31, 2023 and December 31, 2022:

	As of December 31,	As of December 31,
	2023	2022
Cash and Cash Equivalents	$752,848	$1,076,402
Other Current Assets	$18,968,209	$10,471,192
Total Current Assets	$19,721,057	$11,547,594
Total Current Liabilities	$33,125,741	$25,439,614
Working Capital (Deficit)	$(13,404,684)	$(13,892,020)

As of December 31, 2023, our cash and cash equivalents balance was $752,848 as compared to $1,076,402 at December 31, 2022, and total current assets were $19,721,057 at December 31, 2022, as compared to $11,547,594 at December 31, 2022.

As of December 31, 2023, our company had total current liabilities of $33,125,741 as compared to $25,439,614 at December 31, 2022. Total current liabilities at December 31, 2023 consisted of accounts payable and accrued expenses of $23,182,305 as compared to $6,252,491 at December 31, 2022, bookings received in advance of $4,404,216 at December 31, 2023, as compared to $2,566,504 at December 31, 2022, short term business loans of $1,115,120 at December 31, 2023, as compared to $2,003,015 at December 31, 2022, loans payable of $1,654,589 at December 31, 2023, as compared to $10,324,519 at December 31, 2022, operating lease liability of $1,982,281 at December 31, 2023, compared to a $4,293,085 at December 31, 2022 and initial direct lease costs of $486,390 and development incentive advances of $300,840 at December 31, 2023, both of which were zero at December 31, 2022.

As of December 31, 2023, our company had a working capital deficit of $13,404,684 as compared to $13,892,020 at December 31, 2022. The increase in working capital of $0.5 million was primarily attributed to the reduction in loans payable of $8.7 million, the increase receivables from OTAs of $6.9 million, the increase in receivables from the City of New York and landlords of $4.5 million and the increase in prepaid and other assets of $1.0 million partially offset by the increase in accounts payable and accrued expenses of $16.9 million, the increase in bookings received in advance of $1.8 million and the decrease in processor retained funds of $2.6 million.

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

Historically, we have operated as a private, closely held company, with our operating capital requirements funded by a combination of related party loans, cash flows from operations, and third-party higher interest receivables financing (short term business loans primarily for offsetting processor retained funds). For the year ended December 31, 2022, we incurred a net loss of $9,390,353. For the year ended December 31, 2023, we incurred a net loss of $78,523,377. Components of the 2023 loss included what we believe are non-ordinary course expenses such as the exit of the apartment rental business as well as cost related to financing.

We record cash collected prior to stays as “bookings received in advance” on our balance sheet as a liability. These collections are then recognized as revenue when guests stay at our properties. In the event that there is a refund in accordance with our refund policy, revenue is not recognized. During the year ended December 31, 2022, we incurred exit costs associated to apartment units of $6.5 million which included related guest relocation costs of $1.2 million, other cash costs of $2.9 million which included lease termination costs and related personnel costs and non-cash lease exit costs of $2.4 million. During 2023, we accrued an additional $14.0 million for estimated costs associated with the transition from the use of multifamily residential dwellings to exclusively hotel room units in our operations, primarily associated with potential and completed legal settlements, including with the City of New York as well as other related legal matters including legacy matters with the New York hotel union and the potential costs associated with the surrender of under-performing units.

Our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position we may not be able to continue as a going concern. Our ability to raise the capital needed to improve our financial condition may be hindered or limited by provisions contained in our existing financing agreements or other agreements. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

Our company is still in the relatively early stages of growth, the resources needed for the management and operation of our portfolio of hotels is relatively similar to larger, long-standing and well-capitalized companies, such as Marriot, Hyatt, and Hilton. To operate our existing portfolio of hotels and continue our expansion of our portfolio of hotels in major cities will require substantial capital resources and will require us to utilize our cash flows, and will likely require us to engage in equity or debt transactions to fund required expenditures if we choose to continue expansion at our historic or an accelerated pace.

The operation of many of our properties involves unionized labor. Unionized labor provides us with skilled employees that are trained, vetted by their unions, and subject to the performance and conduct codes established by their unions. It also provides us with formal channels to resolve various labor issues. At the same time, with respect to properties utilizing unionized labor, we are subject to labor agreements and requirements applicable to companies of our size and capital profile, including requirements that require us to post deposits or bonds with respect to three-month union employee wages for each such hotel. The funding of these deposits and bonds require substantial capital.

As part of our growth strategy, we are building out our hotel management teams, led by our new Chief Operating Officer, Robert Arigo. As we build out this segment of our management operations, we will be required to expend material capital resources to hire additional personnel and enhance information and other operating systems.

We are currently evaluating certain third-party management companies to operate some of our higher-end hotel properties. Under agreements with such management companies, it is typical that the hotel tenant is required to advance three months of operating expenses to the management company, which includes rents, payroll, insurance, real estate taxes, and other cost items. We expect that excess cash generated by managed hotels, after payment of management company fees and the foregoing expense advances, will be remitted to us by the applicable management company on a monthly or quarterly basis, which would limit or delay our access to our cash flow, which in turn could slow down our ability to deploy same into our operations and growth.

Inflation

Historically, inflation has not had a material effect on our results of operations. However, significant increases in inflation, particularly those related to wages and increases in interest rates could have an adverse impact on our business, financial condition and results of operations, especially costs of wages and utilities.

Going Concern

Our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position we may not be able to continue as a going concern. Our ability to raise the capital needed to improve our financial condition may be hindered or limited by provisions contained in our existing financing agreements or other agreements. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

We believe that we will be able to secure equity and/or debt-based financing that will provide the necessary capital for our operations for 2024. We have secured from Greenle a waiver on the restrictions contained in its financing agreements with our company that prohibit our sale of shares of common stock prior to November 2024 at per-share prices below $5.00. This waiver permits us to sell up to an aggregate of 15 million shares prior to November 2024 at prices below $5.00 regardless of any prohibitions contained in our agreements with Greenle. The restriction on sales of our common stock by our company below $5.00 also terminates completely and forever in November 2024. In consideration of this waiver, Greenle is entitled to be issued up to an aggregate of 2.8 million shares of our common stock from time to time upon Greenle’s written notice to our company. See “— Financing Activities – Greenle Financings,” below, for more information. There can be no assurance that we will be able to secure all necessary equity or debt financing as and when required on commercially reasonable terms or at all.

Financing Activities

Since formation we have funded our operations and growth through capital contributions and loans from affiliates of our company, third-party investor financings, and our initial public offering. At December 31, 2023, we had short-term business financing indebtedness of $1,115,120, short-term loans payable of $1,654,589, and long-term loans payable of $1,459,172. The proceeds from these financings have been or will be used to fund security deposits for our newly leased properties.

Affiliate Financings

In November 2023, our company entered into a non-dilutive financing agreement with THA Holdings LLC (“THA”), an entity controlled and operated by Mr. Ferdinand, pursuant to which the Company agreed to issue to the THA an unsecured, advancing term promissory note (the “THA Note”). Under the THA Note, we were able to borrow, up to an aggregate principal amount of $10,000,000 (the “Initial Principal Amount”) to be funded in increments of $1,000,000 upon on request by the sale, from time to time, of shares of our common stock owned by THA. The interest on the THA Note was to be compounded annually and the THA Note was repayable at maturity in November 2026.

As a result of our company entering into a relationship with Wyndham Hotels & Resorts, in December 2023, we and THA mutually agreed to cancel the THA Note, pursuant to a payoff letter, dated December 3, 2023 (the “Payoff Letter”). In connection therewith, an amount equal to the proceeds resulting from recent sales by THA common stock under the terms of the THA Note in the amount of approximately $311,234 was gifted to the Company. This was recorded as a contribution by founder in the accompanying consolidated statement of equity.

In December 2022, our company and Mr. Ferdinand entered into a Note Extension and Conversion Agreement with Greenle. Greenle was previously the purchaser of 15% OID senior secured notes (“Extension Notes”) and warrants to purchase our common stock under certain securities purchase agreements and loan agreements between us and Greenle. Under the terms of the Note Extension and Conversion Agreement, Greenle agreed to convert from time to time up to $3,000,000 aggregate principal amount of the notes into up to 1,000,000 shares of our common stock (the “Conversion Shares”) at the conversion price of $3.00 per share prescribed by the notes. Additionally, Greenle agreed that the payment date of certain of the notes in the aggregate principal amount of $1,250,000, maturing on January 30, 2023, would be extended to March 1, 2023. On the date of any such conversion, we would be obligated to issue to Greenle a number of credits under our then-existing revenue share agreements with them equal to fifteen percent (15%) of the principal amount of the notes so converted. As of December 31, 2022, $300,000 of these notes were converted and the entire $3,000,000 remaining amount under the notes was converted in January 2023. As part of this conversion, Mr. Ferdinand contributed to our company 874,474 shares of common stock owned by him and his affiliates, which in turn, were used by our company to fund the issuance of the Conversion Shares to Greenle in exchange for the conversion of the debt under the notes, which was maturing within a few months of this contribution. At the time of such contribution by Mr. Ferdinand, the market value of the shares of common stock so contributed was approximated $1.5 million.

In June 2022, Mr. Ferdinand personally provided us with an additional $750,000 of financing via a credit facility for operating expenses relating to the launch of certain of our newer properties, including the Astor Hotel and 1000 29th Street. This loan was evidenced by an unsecured, 24-month note, bearing interest at 6% per annum, with interest payable at maturity. We had the right to prepay this note at any time without prepayment penalty, subject to the terms of our other existing debt. In October 2021, we issued a promissory note (the “October 2021 Note”) to THA Family II LLC, an affiliate of our chief executive officer, in the principal amount of $2 million. As part of the note purchase we also issued warrants to purchase 250,000 shares of our common stock at an exercise price of $4.20. The October 2021 Note had a maturity date of April 15, 2023, and bared interest at the rate of 6% per annum, with such interest payable monthly in arrears in cash. At the close of our initial public offering, $1 million of the principal balance of this note was converted into 312,500 shares of our stock and remaining balance was repaid.

In May 2022, SuperLuxMia LLC, an entity controlled by our founder, chairman and chief executive officer, Brian Ferdinand, provided $661,000 in financing to our company for general operating expenses relating to the launch of our Marriott Herald Square property. This loan was evidenced by an unsecured, 24-month note, bearing interest at 6% per annum, with interest payable at maturity. We were entitled to prepay this note at any time without prepayment penalty, subject to the terms of our other existing debt, and this note was repaid in 2023.

In November 2021, we issued a promissory note (the “November 2021 Note”) to EBOL Holdings LLC, an entity controlled by a holder of more than 5% of our common stock, in the principal amount of $500,000. As part of the note purchase we also issued the investor warrants to purchase 125,000 shares of our common stock at an exercise price of $4.20 per share. The November 2021 Note had a maturity date of May 15, 2023. At the closing of our IPO, $200,000 of the November 2021 Note was repaid and the remaining balance was repaid in May of 2023.

Greenle Financings

At January 1, 2023, we had outstanding notes in the aggregate principal amount of $8,275,040 and warrants to purchase an aggregate of 2,156,250 shares of our common stock at a weighted average exercise price of $4.00, sold by us in various private placements to Greenle. In addition, we had revenues share arrangements with Greenle with respect to certain of our hotels, obligating us to pay to Greenle a prescribed share of our revenues generated by each such property (ranging initially from 10-14% of the subject property and scaling down to 1-3% over a ten-year period).

During 2023 and 2024, we consummated the transactions described below with Greenle which (a) eliminated our revenue share arrangements with Greenle, (b) eliminated our indebtedness to Greenle (and decreased our overall outstanding indebtedness), and (c) enhanced the equity capital of our company. As of December 31, 2023, as a result of the transactions described below, Greenle owned outstanding warrants to purchase an aggregate of 4,450,000 shares of our common stock at a weighted average exercise price of $4.79. As a result these transactions, Greenle also received the right to require us to issue up to an aggregate of 6,740,000 shares of our common stock to Greenle from time to time through August 2028, of which an aggregate of 614,250 shares had been issued as of December 31, 2023, and of which an aggregate of 1,228,500 shares have been issued as of the date of this Annual Report on Form 10-K.

These transactions with Greenle in 2023 and 2024 included the following:

●

In December 2022, Greenle agreed to convert $3 million principal amount and interest under the notes it held into shares of common stock at the conversion price of $3.00 per share prescribed by the notes. Additionally, Greenle agreed that the payment date of certain of the notes in the aggregate principal amount of $1,250,000, maturing on January 30, 2023, would be extended to March 1, 2023. On the date of any such conversion, we would be obligated to issue to Greenle a number of credits under our then-existing revenue share agreements with them equal to fifteen percent (15%) of the principal amount of the notes so converted. As of December 31, 2022, $300,000 of these notes were converted and the entire $3,000,000 remaining amount under the notes was converted in January 2023. As part of this conversion, Mr. Ferdinand contributed to our company 874,474 shares of common stock owned by him and his affiliates, which in turn, were used by our company to fund the issuance of the Conversion Shares to Greenle in exchange for the conversion of the debt under the notes, which was maturing within a few months of this contribution. At the time of such contribution by Mr. Ferdinand, the market value of the shares of common stock so contributed was approximately $1.5 million.

●	In January 2023, we prepaid $454,457 of the principal amount owed to Greenle under certain of the notes.

●	In February 2023, we issued to Greenle an aggregate of 2,457,002 shares of our common stock in exchange for the termination of our existing obligations to pay to Greenle an aggregate of $5 million for the last quarter of 2022 and all quarters in 2023 under revenue share rights previously granted to Greenle by us with respect to certain of our properties.

●	In February 2023, we entered into an exchange agreement (“Exchange Agreement”) with Greenle pursuant to which $2,079,686 principal amount of (and interest and prepayment premium relating thereto) owed by us to Greenle under certain notes was exchanged for a convertible 15% original issue discount note (“Exchange Note”) having a maturity date of August 17, 2023.

●	In March 2023, we repaid $808,000 of the principal amount of the Exchange Note and subsequent to this repayment the balance of the Exchange Note was converted into 196,994 shares of our common stock.

●	In April 2023 we entered into an agreement that provided for a two-year extension on maturity of all of our remining notes held by Greenle to April 15, 2025. In connection with this agreement, we issued Greenle warrants to purchase up to 1,000,000 shares of our common stock at an exercise price of $3.00 per share and warrants to purchase up to 250,000 shares of our common stock at an exercise price of $4.00 per share.

●	In April 2023, our company and Greenle also agreed to a modification of the terms of our outstanding notes and warrants requiring mandatory conversion of same into shares of our common stock if (a) the volume-weighted average price of our common stock for each of the three trading days prior to the forced conversion was at least equal to defined trigger prices (ranging from $2.00 to $5.50), (b) the shares underlying the notes and warrants were registered with the SEC for resale, (c) the aggregate dollar volume of the common stock sold on the principal trading market over the 10 consecutive days prior to conversion was at least $3.75 million, and (d) such mandatory conversion does not cause Greenle to beneficially own more than 9.9% of our common stock.

●	In May 21 2023, we entered into an agreement (which was amended in April 2024) with Greenle pursuant to which Greenle’s revenue rights were terminated in 2024 and thereafter. In consideration for the termination of such rights, we agreed to issue to Greenle, from time to time, in each case at Greenle’s election upon ten business days’ prior written notice delivered to us on and before August 31, 2028, up to an aggregate of 6,740,000 shares of common stock (“Greenle Agreement Shares”), subject to resale restrictions limiting the amount Greenle may sell into the market during any calendar quarter. In 2023, we issued an aggregate of 614,250 shares of our common stock to Greenle pursuant to this obligation. In 2024, through the date of this Annual Report on Form 10-K, we have issued an additional 614,250 shares or our common stock to Greenle pursuant to this obligation

●	In June 2023, Greenle agreed to convert all of the remaining notes held by it in exchange for a reduction in the exercise price of certain of its warrants to $2.50 per share.

●	In November 2023, in consideration of Greenle’s waiver of certain waive registration rights for any currently issued common stock held by it for a period of 12 months and any future issuances to it for a rolling 12-month period from the date such of issuance, we issued Greenle warrants to purchase up to an aggregate of 2,000,000 shares of common stock at an exercise price of $4.00 a share.

●

In December 2023, Greenle agreed to exercise warrants to purchase an aggregate of 1,500,000 shares of our common stock at $4.00 per share. As consideration for this exercise, we issued new warrants to Greenle purchase up to 2,000,000 shares of our common stock at an exercise price of $5.00 per share and warrants to purchase up to 1,000,000 shares of our common stock at an exercise price of $5.50 per share.

●	In April 2024, we secured from Greenle a waiver on the restrictions contained in its financing agreements with our company that prohibit our sale of shares of common stock prior to November 2024 at per-share prices below $5.00. This waiver permits us to sell up to an aggregate of 15 million shares prior to November 2024 at prices below $5.00 regardless of any prohibitions contained in our agreements with Greenle. The restriction on sales of our common stock by our company below $5.00 also terminates completely and forever in November 2024. In consideration of this waiver, Greenle is entitled to be issued up to an aggregate of 2.8 million shares of our common stock from time to time upon written notice to our company. We also revised the leak-out provisions applicable to the Greenle Agreement Shares (described above) by which Greenle shall only be permitted to resell Greenle Agreement Shares as follows: (a) up to 20% of such shares may be sold on and after the date on which the shares are first issued to Greenle; (b) up to an additional 20% of the shares may be sold on after the date of each subsequent issuance to Greenle; and (c) all such shares may be sold without these restrictions on and after the date all Greenle Agreement Shares have been issued to Greenle. Our agreements with Greenle also prohibit issuances to Greenle under any of our agreements that would result in Greenle owning in excess of 9.9% of our then-outstanding common stock.

Cash Flows from Operating Activities

During the year ended December 31, 2023, we incurred a net loss of $78,523,377 that was increased by a net decrease in operating assets and liabilities of $37,567,278, and was reduced by $96,847,533 of non-cash charges including lease expense, the issuance of shares for compensation and revenue share agreements as well as other non-cash items such as depreciation, write off of security deposits, allowances for credit losses and write off of amounts due from vendors and the City of New York resulting in net cash used in operation activities of $18,277,661.

During the year ended December 31, 2022, we incurred a net loss of $9,390,353 that was increased by a net decrease in operating assets and liabilities of $17,573,415, and was reduced by $9,192,775 of non-cash charges and expenses and reduced by other items totaling $181,019 for a total of $18,289,771 in net cash used by operating activities.

Cash Flow from Investing Activities

During the year ended December 31, 2023, cash used for the purchase of property and equipment totaled $843,179, cash used in acquiring new lease assets totaled $1,943,758 and cash generated from the sale of Treasury Bills was $2,692,396. For the year ended December 31, 2022, cash used for the purchase of property and equipment totaled $194,300 and cash used for the purchase of Treasury Bills was $2,658,829.

Cash Flow from Financing Activities

During the year ended December 31, 2023, net cash provided in financing activities of $16,948,645 included net proceeds from warrant exercises, development incentive advances and issuance of preferred stock and contribution from founder of $22,245,119 of $4,970,338, reduced by distributions, repayments of loans and short-term business financing totaling $5,296,479. During the year ended December 31, 2022, net cash provided by financing activities of $22,212,304 included loans proceeds and short-term business loans of $11,241,802, and IPO related items of $10,970,502.

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

Material Cash Requirements

As of December 31, 2023, we had the following material cash requirements related to commitments or contractual obligations (in thousands):

	Payments Due by Period
	Total	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Loans payable	$4,383,785	$2,994,587	$633,139	$51,609	$704,450
Operating Lease Obligations(1)	601,567,916	32,547,150	67,915,172	72,418,780	428,686,814
Total	$605,951,701	$35,541,737	$68,547,311	$72,470,389	$429,391,264

(1)	Operating lease obligations primarily represent the initial contracted term for leases of our revenue generating hotel units, not including any future optional renewal periods.

Third-Party Payment Processors

We utilize third-party payment processors to process guest transactions via credit card. Over 95% of our reservations are processed through credit card transactions in which we pay a processing fee. As noted in our financial statements, we maintain cash under “Processor retained funds” on our balance sheet as of December 31, 2023. These reserved funds are cash reserves held back by our processors to offset chargebacks and refunds due to guests. These reserves are intended to provide protection for both our guests and credit card processor with respect to cancellations and refunds. As part of our growth strategy, the large majority of our accommodation units are now rented on a nonrefundable basis, in order to minimize cancellation and refund exposures.

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

Current and future reservations for most of our accommodation units require prepayment upfront. A majority of our reservations require full prepayment at the time the reservation is placed, with the remaining charged at check-in. Payments are processed through third-party credit card processors and marketing and reservation channels. We typically offer both a refundable and nonrefundable rates on each accommodation unit, with more than 50% of bookings, on average, choosing the nonrefundable rate. As we are required to only reserve a small or no portion of prepayments under our third-party processor agreements, nonrefundable booking prepayments provide us with operating cash flow. Any advanced reservation, irrespective of when charged, is taken as revenue in the period in which the stay happens, if in a future period is reflected in deferred revenue, and if cancelled is not ultimately realized as revenue.

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

Payment received for the future use of a rental unit is recognized as a liability and reported as bookings received in advance on the balance sheets. Bookings received in advance are recognized as revenue after the rental unit is occupied by the customer for the agreed upon length of time. The bookings received in advance balance as of December 31, 2022 and December 31, 2023, was $2,566,504 and $4,404,216, respectively, and is expected to be recognized as revenue within a one-year period.

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

Fair Value of Financial Instruments

The carrying amount of cash, prepaid expenses and other assets, accounts payable and accrued expenses, and bookings received in advance approximate their fair values as of the respective balance sheet dates because of their short-term natures.

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

Lease

The Company accounts for leases in accordance with ASC Topic 842, Leases (“Topic 842”). Under Topic 842, the Company applied a dual approach to all leases whereby the Company is a “lessee” and classifies leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the Company. Lease classification is evaluated at the inception of the lease agreement. Regardless of classification, the Company records a right-of-use asset and a lease liability for all leases with a term greater than 12 months. Operating lease expense is recognized on a straight-line basis over the term of the lease.

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

In January 2022, our company converted into a C corporation. As we have realized a net loss for the year ended December 31, 2023 and December 31, 2022, and as such we have not made a provision for income taxes in our financial statements for these periods.

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

Potential Future Dilution from Stock Options and Warrants and Other Obligations

As of December 31, 2023 we had options outstanding exercisable for up to an aggregate of 1,746,885 shares our common stock and warrants outstanding exercisable for up to an aggregate of 5,442,000 shares of our common stock, with a weighted average exercise price of $2.86 and $4.68, respectively. The approximate dilutive impact under the treasury stock method for these options and warrants is as follows:

Dilution @ Price	Warrant Shares	Option Shares	Total Shares
$3.00	-	79,624	79,624
$4.00	-	496,439	496,439
$5.00	352,040	746,529	1,098,569
$6.00	1,200,367	913,255	2,113,621
$5.97	1,179,052	909,065	2,088,117

In May 2023, we entered into an agreement with Greenle (which was amended in April 2024), pursuant to which Greenle’s right to receive a percentage of revenues generated by certain of our hotels was terminated in its entirety for 2024 and forever thereafter. In consideration for the termination of such right, we agreed to issue to Greenle, from time to time, in each case at Greenle’s election upon ten business days’ prior written notice delivered to us before August 31, 2028, up to an aggregate of 6,740,000 shares of our common stock (“Revenue Participation Termination Shares”). The issuance of these shares was approved by necessary stockholder vote at our Annual Meeting of Stockholders held in 2023. As a result of the April 2024 waiver secured from Greenle, as described below, notwithstanding anything to the contrary, without our prior written consent, Greenle is not permitted to sell or transfer any Revenue Participation Termination Shares, except in accordance with the following:

●	up to 20% of such shares may be sold on and after the date on which the shares are first issued to Greenle;

●	up to an additional 20% of the shares may be sold on after the date of each subsequent issuance to Greenle; and

●	all such shares may be sold without these restrictions on and after the date all Greenle Agreement Shares have been issued to Greenle.

In April 2024, we secured from Greenle a waiver on the restrictions contained in its financing agreements with our company that prohibit our sale of shares of common stock prior to November 2024 at per-share prices below $5.00. This waiver permits us to sell up to an aggregate of 15 million shares prior to November 2024 at prices below $5.00 regardless of any prohibitions contained in our agreements with Greenle. The restriction on sales of our common stock by our company below $5.00 also terminates completely and forever in November 2024. In consideration of this waiver, Greenle is entitled to be issued up to an aggregate of 2.8 million shares of our common stock from time to time upon written notice to our company.

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

With regard to the issuance of warrants of common stock, these items are measured at the grant date based on the fair value of the award. The expense is recognized on the date of the grant as there is no vesting period.

We estimate the fair value of stock option awards granted and warrants using the Black-Scholes-Merton option pricing model. The value of stock issued is based on the market value on the date of the issuance.

This Black-Scholes-Merton model requires various significant judgmental assumptions in order to derive a fair value determination for each type of award, including the fair value of our common stock, the expected term, expected volatility, expected dividend yield, and risk-free interest rate.

These assumptions used in the Black-Scholes-Merton option-pricing model are as follows:

●	Expected term. We estimates the expected term based on the simplified method, which defines the expected term as the average of the contractual term and the vesting period.

●	Risk-free interest rate. The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award was granted with a maturity equal to the expected term of the stock option award.

●	Expected volatility. We estimate the volatility of its common stock on the date of grant based on the average historical stock price volatility of comparable publicly-traded companies due to the lack of sufficient historical data for our common stock price.

●	Expected dividend yield. Expected dividend yield is zero, as we have not paid and do not anticipate paying dividends on its common stock.

All grants of stock options will have an exercise price equal to or greater than the fair value of our common stock on the date of grant. We will account for forfeitures as they occur.

Accounting Pronouncements

In June of 2016, the FASB issued ASU 2016-12 “Financial Instruments-Credit Losses” (Topic 326). ASU 2016-13 requires the use of an impairment methodology that reflects an estimate of expected credit losses, measured over the contractual life of an instrument, based on information about past events, current conditions, and forecasts of future economic conditions. We adopted ASU 2016-13 on January 1, 2023 using the modified retrospective approach.

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

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, prior to filing this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective at the reasonable assurance level.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls. With respect to the year ended December 31, 2023, we identified material weaknesses in our internal controls over financial reporting with respect to our periodic and annual financial close processes. As historically constituted, our human resources, processes and systems did not enable us to produce accurate financial statements on a timely basis.

While we deem this type of material weakness typical in a closely held, private company, in preparation of becoming a public company, we commenced a remediation plan which included the hiring of additional, qualified financial and accounting personnel, and engagement of specialized external resources, including the outsourcing of a portion of our accounting department functions to a qualified accounting firm. We also formed an audit committee of independent directors. As part of our remediation plan, we also implemented entity-level controls, and continue to do so. Our auditors have identified need to further and properly segregate duties among appropriate personnel, education and training of applicable management and financial personnel, and improvements in the process and system used to monitor and track the effectiveness of underlying business process controls. Full implementation of this plan will require additional time and the devotion of material resources.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2023 as a result of the material weakness described above.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

We continue to execute on our plan to remedy the material weakness, as described above, including (i) initiating a full internal review and evaluation of key processes, procedures and documentation and related control procedures, and the subsequent testing of those controls and (ii) implementing policies and procedures focusing on enhancing the review and approval of all relevant data to support our assumptions and judgments in non-routine and complex transactions appropriately and timely and documenting such review and approval. We will continue this process of remediation during 2024. We have also made organizational changes and trained our employees in order to strengthen and improve our internal controls over financial reporting.

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

Board of Directors and Committees

The following table sets forth the name, age, and position of each of the Company’s executive officers and directors as of the date of this Annual Report:

Name	Age	Position	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Finance, Risk and Investment Committee
Brian L. Ferdinand	46	Chairman of the Board and Co-Chief Executive Officer
Aimee J. Nelson	46	Director and Audit Committee Chairperson	✓	✓	✓	✓
Elan Blutinger	68	Director			✓
Jeffrey Webb	74	Director and Nominating and Corporate Governance Committee Chairperson	✓		✓	✓
Leonard Toboroff	91	Director and Compensation Committee Chairperson	✓	✓	✓	✓
Kim Schaefer	56	Director

Certain individual experiences, qualifications, and skills of our directors that contribute to the board of directors’ effectiveness as a whole are described in the biographies set forth below:

Brian L. Ferdinand

Mr. Ferdinand was the Founder and Manager of both Corphousing LLC and SoBeNY Partners LLC prior to their conversions into C corporations in January 2022, and has been the Chief Executive Officer (or Co-Chief Executive Officer) and Chairman of the Board of our company since that date. Prior to founding our company in 2017, Mr. Ferdinand was Chief Operating Officer and a partner at VacationRentals LLC, a provider of loyalty-branded, hotel-alternative accommodations, and prior to that, from 2011 through 2014, Mr. Ferdinand served as a member of the Board of Directors and Head of Corporate Strategy at Liquid Holdings, Inc. (“Liquid”), a designer and operator of fintech-based brokerage order execution platforms and services. Liquid filed for Chapter 11bankruptcy protection in January 2016. From 2002 through 2011, Mr. Ferdinand served as Managing Director and partner at ECHOTrade LLC, a proprietary trading firm, where he oversaw that company’s expansion from 30 to nearly 1000 licensed traders working in offices throughout the United States and internationally in a joint back-office partnership with Merrill Lynch and Bank of America. Mr. Ferdinand entered into an Offer of Settlement with the Securities and Exchange Commission on April 22, 2020, in connection with allegations that he, as a board member of Liquid Holdings Group Inc., (a) reviewed a Form 10-Q and signed a Form 10-K for the fiscal year 2013 that failed to disclose material facts of Liquid’s reliance on a related party entity (a principal customer of Liquid and a company of which Mr. Ferdinand was an owner) and from which Liquid received material subscription fees, and (b) failed to file required Forms 4 and amendments to Schedule 13D to reflect material changes to his ownership in Liquid’s shares of common stock, causing Liquid to violate Section 13(a), 13(d)(2) and 16(a) of the Exchange Act and related rules thereof. Mr. Ferdinand consented, without admitting or denying any findings, to a cease and desist order from any alleged secondary violations of Section 17(a)(2) of the Securities Act and 13(a) of the Exchange Act, which are non-scienter provisions in which negligence is sufficient to establish liability for causing a primary violation; and Section 13(d)(2) and Section 16(a) of the Exchange Act, which are personal security reporting provisions under which strict liability is sufficient to establish a violation. As a result of the settlement, Mr. Ferdinand was also required to pay a fine of $115,000.

Aimee J. Nelson

Ms. Nelson has served as one of our independent directors since consummation of our IPO in August 2022. From June 2020 to present, Ms. Nelson has provided various clients with financial and strategic consulting services through her firm, AJAY Ventures. From January 2020 to June 2020, she was the Chief Financial Officer of Cuisine Global, a plant-based food and lifestyle company, where she implemented new accounting and vendor management systems, oversee assets sales, and created annual budgets and strategic plans. From April 2014 to May 2018, she was a Managing Director at Fifth Third Bank, a national bank, where she oversaw a portfolio of corporate lending clients, ranging from starts ups to mature high-revenue businesses. From January 2012 to April 2014, she was a consultant to Wild Oats, LLC, a development stage company funded by Yucaipa Companies, overseeing the formation of a joint venture with Daymon Worldwide to launch more than 160 fresh foods and nonfood products through global retail chains. From June 2010 to December 2011, she was a finance consultant to Key Development, LLC, a family office, consulting with that company on the areas of business acquisitions and opportunities. From 1999 to May 2010, she worked in various capacities at national banks, including JPMorgan Chase, Compass Bank, Wachovia Bank and Park Cities Bank, where she helped building portfolios of banking clients and assisted in business growth initiatives, including in the areas of real estate and commercial real estate lending. She received her BBA from Texas Christian University and her MBA from Southern Methodist University.

Elan Blutinger

Elan Blutinger has served as one of our independent directors since March 2024. Mr. Blutinger has served as the Managing Director of Alpine Consolidated, LLC since 1996, a firm he co-founded that specializes in consolidating travel and technology companies. He was the co-founder of Alpine Acquisition Corp, (NASDAQ:REVU), a special purpose acquisition company in the lodging and entertainment industry and served as that company’s Chairman from December 2021 until April 2023. He was the Chairman and Chief Executive Officer of Espresoh Tech, an EU-based, software product development company, from April 2019 until the sale of the company in December 2021. Mr. Blutinger was the Chairman and Chief Executive Officer of AudioNow Holdings, a global mobile distribution platform for in-language media, from 2010 to May 2018. From 2004 to 2012, Mr. Blutinger served as lead director (and chairman of each of the corporate governance committee and compensation committee of the board) of Great Wolf Resorts (NASDAQ: WOLF), a family entertainment resorts company. Mr. Blutinger served as Chairman of VRGateway, an online lodging technology company, from 2004 until its sale to Kinderhook Industries in 2008. From 2000 until 2003, he was a member of the board of directors of Hotels.Com (NYSE: HOTEL), a leading provider of online hotel booking services, and served on the board’s special committee in connection with the sale of the company to IAC/Interactive in 2003. Mr. Blutinger was also a founder and director of ResortQuest International, (NYSE: RQI) from 1997 to 2003, of Travel Services International (NASDAQ: TRVL) from 1996 to 2001, and of London-based Online Travel Services (LSE: OTC) from 2000 to 2004. Mr. Blutinger earned a BA from the American University, a MA from the University of California at Berkeley, and a JD from the American University’s Washington College of Law. He is a member of the Advisory Board of American University’s Washington College of Law and a member of the East Carolina University Advisory Board for the Study of Sustainable Tourism at that ECU School of Business.

Jeffrey Webb

Mr. Webb has served as one of our independent directors since consummation of our IPO in August 2022. Mr. Webb became Chairman and Chief Executive Officer of Varsity Brands when that company was formed in 2012 from the merger of Varsity Spirit Corporation, a company founded by Mr. Webb, and Herff Jones, a leading producer of high school and college graduation apparel and class rings. He stepped down as CEO of Varsity Brands in 2016. He continued to serve as Chief Executive Officer of Varsity Brands through its acquisition by Bain Capital Private Equity for $2.8 billion in 2018, and ultimately retired as its Chairman in 2020. In 1974, Mr. Webb founded Varsity Spirit Corporation, a company that develops nationwide training camp systems, distributes uniforms and equipment, and produces national televised championship competitions, tours and performance for and featuring collegiate and high school spirit and cheerleading organizations. Events produced by Varsity Spirit Corporation include high-profile events such as the Macy’s Thanksgiving Day Parade in New York, the Citrus Bowl, and various European events. Prior to founding Varsity Spirit Corporation, from 1972 to 1974, he served in various capacities with Cheerleader Supply Company, a distributor of spirit and cheerleading uniforms and equipment, including as its Vice President and General Manager. Mr. Webb is the founder of the Universal Cheerleading Association (UCA). He is also the founder and current President of the International Cheer Union, the world governing body of the sport of cheerleading. Mr. Webb received his B.S. degree in political science from the University of Oklahoma.

Leonard Toboroff

Mr. Toboroff has served as one of our independent directors since June 2021. Mr. Toboroff is a private investor. He was the Executive Vice President and Vice Chairman of the Board of Allis-Chalmers Energy Inc., a provider of products and services to the oil and gas industry, from 1988 to 2007. He was a director (and finance committee member) and Vice Chairman of Riddell Sports Corp., a sporting goods manufacturer, from 1988 to 2003. From 1998 until its sale in 2006, Mr. Toboroff was a director (and finance committee member) and Vice Chairman of Varsity Brands, Inc. a provider of goods and services to the school spirit industry. From 1988 to 1995 he was a director (and finance committee member) of Saratoga Springs Water Co. From 1989 to 1998, he was Managing Director of the Corinthian Capital Group, LLC, a private equity fund. From 2005 to 2008, Mr. Toboroff was a director (and finance committee member) of ENGEX Corp., a closed-end mutual fund. From 2001 to 2004, he was a director of NOVT Corp. a developer of advanced medical treatments for coronary and vascular disease. From 2006 to 2009, he was a director of Asset Alliance Corp., an alternative investment company. From 1987 to 1988, Mr. Toboroff was Head of M&A at Rooney Pace Co. Investment Bank. From 1980 to 1990, Mr. Toboroff was the Chairman or Vice Chairman of American Bakeries Co., a Fortune 500 company. Mr. Toboroff also has been a founding shareholder in various companies that completed their public offering including in fields of game technology, crowdfunding, and medical marijuana. Mr. Toboroff was a practicing attorney from 1960 to 1990, engaging in appellate practice in various federal courts and the U.S. Supreme Court and is a member of the US Supreme Court Historical Society. Mr. Toboroff is a graduate of Syracuse University and the University of Michigan Law School.

Kim Schaefer

Ms. Schaefer served as the Chief Executive Officer of Alpine Acquisition Corp, a special purpose acquisition company (SPAC), from its inception in February 2021 until December 2023, and as a member of Alpine’s Board of Directors from August 2021 to December 2023. Since October 2020, Ms. Schaefer has been the Chief Executive Officer of Two Bit Circus, an interactive global entertainment company that designs, constructs, and operates the world’s first chain of micro amusement parks featuring immersive entertainment. From November 2017 to October 2019, Ms. Schaefer served as President of Two Bit Circus. She has also served as an Advisor to Alpine Consolidated, an investment capital firm, since December 2020. During 2016, Ms. Schaefer was a consultant to Two Bit Circus. From 2009 to 2015, Ms. Schaefer served as Chief Executive Officer and a director of Great Wolf Resorts, Inc. (NASDAQ: WOLF). Prior to being appointed the Chief Executive Officer, Ms. Schaefer served as Great Wolf Resorts’ Chief Operating Officer/Chief Brand Officer from 2005 to 2009. Ms. Schaefer currently serves on the board of Hall of Fame Resort & Entertainment Company (NASDAQ: HOFV) and SeaWorld Entertainment, Inc (NYSE: SEAS) and previously served on the board of Education Realty Trust, Inc. (NYSE: EDR), a collegiate housing REIT. Ms. Schaefer received a B.A. in Accounting from Edgewood College and is a Certified Public Accountant (inactive).

Director Independence and Responsibility

Our common stock is listed on the Nasdaq under the symbol “LUXH” and we are subject to the Nasdaq listing standards. We have adopted charters for the audit, compensation, nominating and corporate governance, and finance, risk and investment committees of the Board of Directors intended to satisfy Nasdaq listing standards. We have also adopted a code of business conduct and ethics for our directors and officers intended to satisfy Nasdaq listing standards and the definition of a “code of ethics” set forth in applicable SEC rules. Our code of ethics are available on our website at http://www.luxurbanhotels.com.

The Board’s primary function is one of oversight. The Board as a whole works with the Company’s management team to promote and cultivate a corporate environment that incorporates enterprise-wide risk management into strategy and operations. Management periodically reports to the Board about the identification, assessment and management of critical risks and management’s risk mitigation strategies.

Each committee of the Board is responsible for the evaluation of elements of risk management based on the committee’s expertise and applicable regulatory requirements. In evaluating risk, the Board and its committees consider whether the Company’s programs adequately identify material risks in a timely manner and implement appropriately responsive risk management strategies throughout the organization. The audit committee focuses on assessing and mitigating financial risk, including risk related to internal controls, and receives at least quarterly reports from management on identified risk areas. In setting compensation, the compensation committee strives to create incentives that encourage behavior consistent with the Company’s business strategy, without encouraging undue risk-taking. The nominating and governance committee considers areas of potential risk within corporate governance and compliance, such as management succession. Each of the committees reports to the Board as a whole as to their findings with respect to the risks they are charged with assessing.

During all of 2023, our Board of Directors was comprised of seven members – Brian Ferdinand, Aimee Nelson, Jeffrey Webb, Leonard Toboroff, Donald Engel, David Berg, and Jimmie Chatmon. Four of these directors, Ms. Nelson and Messrs. Webb, Toboroff, and Berg, were deemed independent directors under standards established by the SEC and Nasdaq. In February 2024, Elan Blutinger, and in March 2024, Kim Schaefer, each a hotel industry veteran, joined our board as additional independent directors, and Mr. Chatmon, a non-independent director, voluntarily resigned from the board. Additionally, in February 2024, Mr. Berg voluntarily resigned from our board, and Mr. Engel passed away. It is our intention during the near term in 2024 to keep our Board of Directors at five or six members, with four or five members being deemed independent directors to provide our company with a smaller, more efficient, and active board. Additionally, members may be added to the Board of Directors in the future if the Board so determines and qualified candidates with material hotel industry experience or other experience that is beneficial to our company are available.

Board Qualifications and Diversity

We believe that it is necessary for each of our directors to possess qualities, attributes, and skills that contribute to a diversity of views and perspectives among the directors and enhance the overall effectiveness of the board of directors. As described below under “Nominating and Governance Committee,” the nominating and governance committee of our Board considers all factors it deems relevant when evaluating prospective candidates or current members of our Board for nomination to our Board, as prescribed in the committee’s written charter and established guidelines and the Company’s corporate governance guidelines. All of our directors bring to the Board leadership experience derived from past service. They also all bring a diversity of views and perspectives derived from their individual experiences working in a range of industries and occupations, which provide our Board, as a whole, with the skills and expertise that reflect the needs of the Company. The following skills matrix shows the diverse range of experience our current directors provide to our Company:

	Qualification			Experience
	Executive Leadership	Public Company Director	Audit Committee Financial Expert(1)	Finance	Law	M&A	Hotel and Travel Industry Experience
Brian L. Ferdinand.	✓			✓		✓	✓
Aimee J. Nelson	✓		✓	✓		✓
Elan Blutinger	✓	✓		✓		✓	✓
Jeffrey Webb	✓			✓		✓
Leonard Toboroff	✓	✓	✓	✓		✓
Kim Schaefer	✓	✓		✓		✓	✓

(1)	Indicates audit committee members who the board has determined meet the criteria of an “Audit Committee Financial Expert” under applicable SEC rules.

Our nominating and corporate governance committee is responsible for reviewing with the Board of Directors, on an annual basis, the appropriate characteristics, skills, and experience required for the Board of Directors as a whole and its individual members. Although our Board of Directors does not have a formal written diversity policy with respect to the evaluation of director candidates, in its evaluation of director candidates, our nominating and corporate governance committee will consider factors including, without limitation, issues of character, personal and professional integrity, ethics and values, experience in corporate management, finance and other experience relevant to our industry, relevant social policy concerns, judgment, potential conflicts of interest, other commitments, practical and mature business judgment, including the ability to make independent analytical inquiries, and such factors as age, sex, race, place of residence and specialized experience and any other relevant qualifications, attributes or skills.

Board Diversity Matrix (As of April 10, 2024)
Board Size:
Total Number of Directors	5
	Female	Male	Did Not Disclose Gender
Gender Identity
Directors	2	4	0
Demographic Background
Asian	0	0	0
White	0	6	0

Meetings of Our Board of Directors

During 2023, all incumbent directors who served on our Board of Directors in 2023, other than Mr. Webb, attended at least 75% of the aggregate of:

●	the total number of meetings of the Board of Directors held during the period for which the director had been a director; and

●	the total number of meetings held by all committees of the Board of Directors on which the director served during the periods that the director served.

Board Leadership Structure

Mr. Ferdinand, our co-Chief Executive Officer, is also the Chairman of our Board of Directors. Our Board of Directors determined that having our founder and co-Chief Executive Officer also serve as the Chairman of our Board of Directors provides us with optimally effective leadership and is in our best interests and those of our stockholders. Mr. Ferdinand founded and has led our company since its inception. Our Board of Directors believes that Mr. Ferdinand’s strategic vision for our business, his in-depth knowledge of our operations and the short-stay vacation and real estate industries, and his experience serving on our Board of Directors and as Chief Executive Officer or co-Chief Executive Officer since our inception make him well qualified to serve as both Chairman of our Board of Directors and co-Chief Executive Officer.

Role of Our Board of Directors in Risk Oversight

One of the key functions of our Board of Directors is informed oversight of our risk management process. Our Board of Directors focuses on our general risk management strategy, the most significant risks facing us, and oversees the implementation of risk mitigation strategies by management and for overseeing management of regulatory risks. Our Board of Directors administers this oversight function directly, with support from the four standing committees, our audit committee, our compensation committee, our finance, risk and investment committee and our nominating and corporate governance committee, each of which addresses risks specific to its respective areas of oversight. In particular, our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management takes to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. Our Audit Committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of our internal audit function. Our compensation committee assesses and monitors whether any of our compensation policies and programs have the potential to encourage excessive risk-taking. Our finance, risk and investment committee is responsible for managing risks associated with our capital structure, credit, liquidity and operations, as well as financial and cybersecurity risks, and oversees our enterprise risk management framework. Our nominating and corporate governance committee provides oversight with respect to corporate governance and ethical conduct. All committees report to the full Board of Directors as appropriate, including when a matter rises to the level of a material or enterprise level risk. In addition, the Board of Directors receives detailed regular reports from members of our senior management and other personnel that include assessments and potential mitigation of the risks and exposures involved with their respective areas of responsibility. Our Board of Directors does not believe that its role in the oversight of our risks affects the Board of Directors’ leadership structure.

Committees of Our Board of Directors

Our Board of Directors has established a standing audit committee, nominating and corporate governance committee, compensation committee, and finance, risk and investment committee. The composition and responsibilities of each of the committees of our Board of Directors is below.

Audit Committee

General

Our audit committee is responsible for, among other things:

●	appointing, compensating, retaining, evaluating, terminating, and overseeing our independent registered public accounting firm;

●	discussing with our independent registered public accounting firm their independence from management;

●	reviewing with our independent registered public accounting firm the scope and results of their audit;

●	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the quarterly and annual financial statements that we file with the SEC;

●	overseeing our financial and accounting controls and compliance with legal and regulatory requirements;

●	reviewing our policies on risk assessment and risk management;

●	reviewing related person transactions; and

●	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls, or auditing matters.

Our audit committee currently consists of Ms. Nelson, Mr. Toboroff and Mr. Webb, with Ms. Nelson serving as chair. Each such member meets the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and Nasdaq rules. In addition, our Board of Directors has determined that each member of our audit committee meets the financial literacy requirements of the Nasdaq listing standards and that Ms. Nelson will qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our audit committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq. A copy of the charter is available on our website at www.luxurbanhotels.com.

Report of the Audit Committee

The audit committee reviewed and discussed the Company’s audited financial statements for year ended December 31, 2023 with management, as well as with the Company’s independent registered public accounting firm. The audit committee discussed with the independent registered public accounting firm the matters required to be discussed by the statement on Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board (“PCAOB”) in Rule 3200T, as well as various accounting issues relating to presentation of certain items in the Company’s financial statements and compliance with Section 10A of the Securities Exchange Act of 1934, as amended. The audit committee received the written disclosures and letter from the independent registered public accounting firm required by the applicable requirements of the PCAOB regarding such firm’s communications with the audit committee concerning independence, and the audit committee discussed with such firm its independence.

Based upon the review and discussions referred to above, the audit committee recommended that the Company’s audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for filing with the Securities and Exchange Commission. The Board evaluated the performance of Grassi & Co., CPAs, P.C. and re-appointed the firm as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024.

Submitted by the Audit Committee:

Aimee J. Nelson (Chairperson)
Jeffrey Webb
Leonard Toboroff

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is responsible for, among other things:

●	identifying individuals qualified to become members of our Board of Directors, consistent with criteria approved by our Board of Directors;

●	periodically reviewing our Board of Directors’ leadership structure and recommending any proposed changes to our Board of Directors, including recommending to our Board of Directors the nominees for election to our Board of Directors at annual meetings of our stockholders;

●	overseeing an annual evaluation of the effectiveness of our Board of Directors and its committees; and

●	developing and recommending to our Board of Directors a set of corporate governance guidelines.

Our nominating and corporate governance committee currently consists of Ms. Nelson, Mr. Toboroff, Mr. Webb and Mr. Blutinger, with Mr. Webb serving as chair. Our Board of Directors has affirmatively determined that each member of this committee meets the definition of “independent director” under Nasdaq rules. Our nominating and corporate governance committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq. A copy of the charter is available on our website at www.luxurbanhotels.com.

In accordance with our Bylaws and Rule 14a-19, any stockholder of record entitled to vote for the election of directors at the applicable meeting of stockholders may nominate persons for election to the Board of Directors if such stockholder complies with the notice procedures set forth in the Bylaws and summarized in “Questions and Answers About the Annual Meeting” elsewhere in this Amended Proxy Statement. Nominees recommended by stockholders will be evaluated in the same manner as those recommended by our Nominating and Corporate Governance Committee.

Compensation Committee

Our compensation committee is responsible for, among other things:

●	reviewing and approving the corporate goals and objectives, evaluating the performance of and reviewing and approving (either alone, or if directed by the Board of Directors, in connection with a majority of the independent members of the Board of Directors) the compensation of our Chief Executive Officer;

●	reviewing and setting or making recommendations to our Board of Directors regarding the compensation of our other executive officers;

●	reviewing and approving or making recommendations to our Board of Directors regarding our incentive compensation and equity-based plans and arrangements;

●	making recommendations to our Board of Directors regarding the compensation of our directors; and

●	appointing and overseeing any compensation consultants.

Our compensation committee consists of Ms. Nelson, Mr. Toboroff, and Mr. Webb, with Mr. Toboroff serving as chair. Each member of this committee meets the definition of “independent director” for purposes of serving on the compensation committee under Nasdaq rules, including the heightened independence standards for members of a compensation committee, and are “non-employee directors” as defined in Rule 16b-3 of the Exchange Act. Our compensation committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq. A copy of the charter is available on our website at www.luxurbanhotels.com.

Finance, Risk and Investment Committee

Our finance, risk and investment committee is responsible for, among other things:

●	reviewing and providing guidance to management and our Board of Directors with respect to our capital and liquidity risk management processes and strategies, financial risk management strategies, capital structure and capital expenditures strategy;

●	overseeing our investment policies and strategies; and

●	reviewing and evaluating our policies with respect to enterprise risk assessment and enterprise risk management, including our financial and cybersecurity risks.

Our finance, risk & investment committee currently consists of Ms. Nelson, Mr. Toboroff and Mr. Webb.

Compensation Committee Interlocks and Insider Participation

Our compensation committee consists of Ms. Nelson, Mr. Toboroff and Mr. Webb. No member of the compensation committee was at any time after the date of our formation, or currently is, an officer or employee of our company, and no member of the compensation committee had any relationship with us requiring disclosure under Item 404 of SEC Regulation S-K. None of our executive officers serves, or in the past has served, as a member of the Board of Directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our Board of Directors or our compensation committee.

Annual Board of Directors Evaluations

Pursuant to the charter of the Nominating and Corporate Governance Committee, the Nominating and Corporate Governance Committee intends to, going forward, oversee an annual evaluation of the performance of the Board of Directors and each committee of the Board of Directors. The evaluation process is designed to assess the overall effectiveness of the Board of Directors and its committees and to identify opportunities for improving the operations and procedures of the Board of Directors and each committee. The process is meant to solicit ideas from directors about (i) improving prioritization of issues, (ii) improving quality of management presentations, (iii) improving quality of Board of Directors or committee discussions on key matters, (iv) identifying specific issues that should be discussed in the future, and (v) identifying any other matters of importance to the functioning of the Board of Directors or committee. The annual evaluations will be conducted in the first quarter of each calendar year and the results of the annual evaluation will be reviewed and discussed by the Board of Directors.

Communications with the Board of Directors

Stockholders and other interested parties who wish to communicate with the Board of Directors or any of its committees may do so by writing to the Chairman of the Board, Board of Directors of LuxUrban Hotels Inc., c/o Secretary, 2125 Biscayne Blvd. Suite 253, Miami, Florida 33137. The Secretary will review all communications received. All communications that relate to matters that are within the scope of the responsibilities of the Board of Directors and its committees are to be forwarded to the Chairman of the Board. Communications that relate to matters that are within the scope of responsibility of one of the committees of our Board of Directors are also to be forwarded to the chairman of the appropriate committee. Solicitations, junk mail and obviously frivolous or inappropriate communications will not be forwarded but will be made available to any director who wishes to review them.

Executive Officers

Information is set forth below regarding each of our executive officers who do not serve as directors of LUXH. Information regarding executive officers who also serve on our Board of Directors in 2023 is presented elsewhere in this Amended Proxy Statement under the heading “Nominees for Election.”

Name	Age	Position(s)
Shanoop Kothari	51	Chief Executive Officer and Chief Financial Officer
Robert Arigo	55	Chief Operating Officer
Jimmie Chatmon	30	Director of Revenue Management
Brandon Elster	25	Chief Development Officer
Karl Rothman	56	Chief Accounting Officer

Shanoop Kothari

Mr. Kothari has been our Chief Financial Officer since January 2022 and our co-Chief Executive Officer since October 2023 and was our President from January 2023 to October 2023. From January 2019 until September 2021, Mr., Kothari was the Chief Financial Officer of NuZee Inc (Nasdaq: NUZE), an environmentally friendly coffee co-packing services company. From July 2020 until May 2021, Mr. Kothari also served, in dual capacity, as NuZee’s Chief Operating Officer. In addition, Mr. Kothari served as a director of NuZee from October 2019 to March 2021. Prior to joining NuZee, Mr. Kothari was a Managing Director at B. Riley FBR, Inc. (“FBR”) from June 2014 until September 2018, where he oversaw the provision of a wide range of financial services to FBR’s oil and gas clients. From September 2012 to June 2014, Mr. Kothari was the Chief Financial Officer of a private oil and gas refinery joint venture with HollyFrontier. Mr. Kothari was an investment banker at Credit Suisse working in the energy industry investment segment from June 2005 until September 2012. From May 1998 until April 2003, Mr. Kothari served in variety of capacities for BindView Development, a publicly traded software company, including as Chief Financial Officer (from January 2001 to May 2001). Mr. Kothari was senior auditor at Price Waterhouse, an international accounting and consulting firm, from June 1995 to May 1998. Mr. Kothari has more than 25 years of accounting, finance and capital markets experience. Mr. Kothari holds a BA in Accounting from Southern Methodist University and an MBA from Rice University. Mr. Kothari is also a licensed CPA and CIA and possesses Series 7 / 24 / 63 licenses.

Robert Arigo

Robert Arigo has been our Chief Operating Officer since March 2024, and brings us more than 35 years of key leadership experience garnered through his positions with leading hotel management companies. From July 2018 to February 2024, Mr. Arigo served as Vice President for M&R Hotel Management, a company that provides hospitality development, turnaround, and management services to a portfolio of hotels throughout the United States. Mr. Arigo served from August 2012 to March 2018 as Senior Director of Operations for Hersha Hospitality Management, a hotel management company with a portfolio of 240 properties, including luxury and lifestyle properties, across the U.S. and Canada. From September 2010 to August 2012, Mr. Arigo served as the Chief Operating Officer of Widewaters Hotels, a leading developer and owner of branded and independent hotels and extended stay properties, in which position he was integral in shaping that company’s growth and operational efficiency. Mr. Arigo served as General Manager, on an independent consulting basis, for numerous upscale boutique hotels from January 2008 to August 2010. From February 2005 to December 2007, Mr. Arigo was Regional Vice President of Operations for Highgate Hotels, a leading hotel management, investment, technology, and development firm, with a diverse portfolio of hotels across North America. Mr. Arigo served as the General Manager for the Belleview Biltmore Resort & Spa from November 2003 to February 2005. Prior to that time, Mr. Arigo was the Vice President of Operations and Finance for Capital Hotel Management, a privately held hotel asset management and investment advisory company, in which position he served until November 2003. From October 1994 to November 1996, Mr. Arigo was Director of Finance for Crestline Hotels, a hospitality management company focused on customer service, and from October 1994 to November 1996, he was Director of Finance for Interstate Hotels Corporation (now part of Aimbridge Hospitality), a leading, global hotel management company. Mr. Arigo commenced his career in the hotel and hospitality industry in July 1989 at Marriott International, where he played integral roles in operations and finance until October 1994. Mr. Arigo received his bachelor finance degree from Bentley University.

Jimmie Chatmon

Mr. Chatmon was named Director of Revenue Management for our company in March 2024. Prior to that time, he served as our Chief Operating Officer from November 2022 to March 2024. He was a member of our Board of Directors from August 2021 to March 2024. He has served as our Executive Vice President since November 2017 and was a director of our company from November 2021 to March 2024. In his roles with our company, he has helped us grow in the short-term rental marketplace, drawing upon his prior experience and analytical expertise in designing our daily pricing and distribution strategies, while overseeing our revenue management team. Before joining our company, from July 2016 to November 2017, Mr. Chatmon worked in sales and revenue management at Vacation Rentals LLC, a provider of loyalty-branded, hotel-alternative accommodations. Mr. Chatmon earned his B.S. in Business Administration from the University of Miami in 2015.

Brandon Elster

Brandon Elster has been our Chief Development Officer since March 2024. From November 2022 to March 2024, Mr. Elster was our Vice President of Operations, assisting our executive management team in the growth of our hotel portfolio and our long-term lease acquisitions. From April 2020 to January 2021, Mr. Elster served on the Board of The Blackstone Valley Chamber of Commerce, an independent, not-for-profit organization that works to retain local businesses and promote the economic welfare and longevity of the Blackstone Valley, Massachusetts, in which role he developed and managed partnerships for the organization’s functions and events.

Karl Rothman

Mr. Rothman was our Chief Financial Officer from May 2021 to January 2022. He has been our Chief Accounting Officer since January 2022. From December 2012 to November 2020, he was the President and Owner of Rothman and Company, an outsourced accounting services company where he oversaw clients in the health care, real estate and legal industries. Prior to this, Mr. Rothman served as an independent consultant for numerous small and growing businesses, providing Sarbanes-Oxley reviews and tax, project management, and outsourced accounting services. He is a Certified Public Accountant and a graduate of the University of Virginia.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Code of Business Conduct and Ethics

Our Board of Directors adopted a code of business conduct and ethics that establishes the standards of ethical conduct applicable to all of our directors, officers, employees, consultants and contractors. The code of ethics addresses, among other things, competition and fair dealing, conflicts of interest, financial matters and external reporting, compliance with applicable governmental laws, rules and regulations, company funds and assets, confidentiality and corporate opportunity requirements and the process for reporting violations of the code of ethics, employee misconduct, conflicts of interest or other violations. Any waiver of our code of ethics with respect to our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer, Chief Operating Officer and President, or persons performing similar functions may only be authorized by our Nominating and Corporate Governance Committee and will be promptly disclosed as required by law and Nasdaq regulations and posted on our website. Amendments to the code of ethics must be approved by our Board of Directors and will be promptly disclosed and posted on our website (other than technical, administrative or non-substantive changes). Our code of ethics is publicly available on our website at http://www.luxurbanhotels.com and in print to any stockholder who requests a copy.

No Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of such forms and written representations received by the Company from certain reporting persons, we believe that during the year ended December 31, 2023 all Section 16(a) filing requirements were complied with in a timely manner.

Employee, Officer and Director Hedging

Effective August 16, 2022, the Company’s Board of Directors adopted a policy prohibiting hedging of the Company’s securities, including our common stock, that applies to all directors, officers, employees and consultants of the Company and its subsidiaries and their respective families, others living his or her household and entities over which he or she exercises influence or control (each, an “Insider”). The policy prohibiting hedging prohibits the purchase or sale by any Insider of puts, calls, options or other derivative securities, including financial instruments such as prepaid variable forward contracts, equity swaps, collars and exchange funds, based on the Company’s securities. Failure to comply with the policy prohibiting hedging will be grounds for immediate termination of the Insider’s employment with or service to the Company.

ITEM 11.	EXECUTIVE COMPENSATION

General

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2023, our co-Chief Executive Officers and our three other highest-paid executive officers, or our named executive officers, and their positions were as follows:

●	Brian Ferdinand, our Chairman and co-Chief Executive Officer (and Principal Executive Officer);

●	Shanoop Kothari, our Co-Chief Financial and acting Chief Financial Officer; and

●	Jimmie Chatmon, our Director of Revenue Management (formerly our Chief Operating Officer and Executive Vice President).

●	Karl Rothman, our Chief Accounting Officer

●	Brandon Elster, our Chief Development Officer

The employment with our company of our former Chief Operating Officer, Kevin Mikolashek, was mutually terminated in June 2023.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the year ended December 31, 2022 and 2023:

Name and Principal Position	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compen- sation ($)	Total ($)
Brian Ferdinand
2023	$675,000	$900,000	$-	$-	$-	$-	$1,200,000	2,775,000
2022	$791,845	$-	$-	$-	$-	$-	$-	791,845

Shanoop Kothari
2023	$318,750	$-	$5,970,000	$-	$-	$-	$-	6,288,750
2022	$225,000	$-	$1,478,750	$-	$-	$-	$-	1,703,750

Jimmie Chatmon
2023	$275,000	$-	$746,250	$-	$-	$-	$-	1,021,250
2022	$225,000	$-	$-	$-	$-	$-	$-	225,000

Karl Rothman
2023	$225,000	-	50,745	-	-	-		275,745
2022	$180,000	-	-	275,629	-	-		455,629

Brandon Elster
2023	$148,750	-	417,900	-	-	-		566,650
2022	$118,808	-	-	102,734	-	-		221,542

Material Financial Contributions by Certain Executive Officers

Mr. Ferdinand, our Chairman of the Board and Co-Chief Executive Officer, and Mr. Kothari, our Co-Chief Executive Officer and Chief Financial Officer made material contributions aggregating approximately $3.5 million to our company in 2023 in order to improve our equity and capital positions. See the section below entitled “Item 13. Certain Relationships and Related Transactions and Director Independence.” This included:

●	An aggregate of $1,000,000 paid by them in connection with the purchase by each of them of 20,000 shares of our Series A Preferred Stock in an underwritten public offering consummated in October 2023.

●	$500,000 paid by Mr. Kothari to our company for the exercise of warrants held by him for the purchase of 120,000 shares of our common stock in September 2023.

●	The net cash contributed by Mr. Kothari to our company during 2023 (net of cash received) was $618,750

●	The forgiveness in December 2023 of a loan amount of $500,000 by THA Holdings LLC (“THA”), an entity controlled and operated by Mr. Ferdinand, which was owed by our company to THA.

●	$1.5 million through the contribution by Mr. Ferdinand of 874,474 shares of our common stock owned by him and his affiliates that was utilized by us to satisfy an existing shortfall agreement amount owed by our company to Greenle with respect to the agreement by Greenle to convert a portion of our promissory notes it owned into shares of our common stock.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Underlying Unexercised Options (#) Exercisable	Underlying Unexercised Options (#) unexercisable	Number of securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares of Units of Stock that have not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares Units of Other Rights that have not Vested
Brian Ferdinand
2023	-	-	-	-	-	-	-	-
2022	-	-	-	-	-	-	-	-

Shanoop Kothari
2023	-	-	-	-	-	-	-	-
2022	-	-	-	-	-	-	-	-

Jimmie Chatmon
2023	-	-	-	-	-	-	-	-
2022	-	-	-	-	-	-	-	-

Karl Rothman
2023	52,333	104,667		$4.00	8/11/32
2022	-	157,000		$4.00	8/11/32

Brandon Elster
2023	51,667	103,333		$1.765	12/31/32
2022	-	155,000		41.765	12/31/32

Executive Compensation Arrangements

During 2023, the compensation of each of the foregoing was as prescribed under employment agreements, dated August 7, 2023 and effective as of October 1, 2023 (each, an “Employment Agreement”) with each of Mr. Brian Ferdinand, our Chairman of the Board and Co-Chief Executive Officer, Mr. Shanoop Kothari, our Co-Chief Executive Officer, and Mr. Jimmie Chatmon, our Director of Revenue Management (and during 2023 and 2022, our Chief Operating Officer), Karl Rothman, our Chief Accounting Officer, and Brandon Elster, our Chief Development Officer. The employment agreements with each of Messrs. Ferdinand, Kothari, Chatmon, and Elster were amended or restated in 2024 as described below.

Ferdinand Employment Agreement

During 2023, Mr. Ferdinand’s Employment Agreement (the “Ferdinand Agreement”) provided for Mr. Ferdinand to continue serving as our Chief Executive Officer and Chairman of the Board for an initial three-year term. The Ferdinand Agreement provides for Mr. Ferdinand to receive an annual base salary of $900,000 per year. Pursuant to the Ferdinand Agreement, Mr. Ferdinand is also eligible to receive a performance-based cash bonus pursuant to our company’s annual bonus plan as then in effect, with a target of 100% of Mr. Ferdinand’s base salary, with a maximum bonus of 250%, which for calendar year 2023 was measured against performance criteria set forth in the Ferdinand Agreement. The performance criteria is updated on an annual basis by our Board of Directors or the Compensation Committee. Pursuant to the Ferdinand Agreement, Mr. Ferdinand also is eligible to receive an annual equity award with a grant date fair value approximately equal to 450% of his base salary, subject to the terms and conditions set forth in the applicable incentive plan or award agreement. In order to compensate Mr. Ferdinand for the personal risk associated with certain obligations under our franchise agreements with Wyndham Hotel & Resorts, our company pays an annual lump sum of $1,200,000 through a cash contribution to a secular trust until the date of expiration of the Key Man Terms set forth in the Wyndham franchise agreements.

On March 1, 2024, Brian Ferdinand and our company executed an amendment to the Ferdinand Agreement, pursuant to which during the period from March 1, 2024 through May 31, 2024 (the “CEO Transition Period”), Mr. Ferdinand will transition from the position of Chairman of the Board and co-Chief Executive Officer to the sole position of Executive Chairman of the Board (such transition to be deemed automatically completed on June 1, 2024). In his role of Executive Chairman of the Board, Mr. Ferdinand will be responsibility for all customary Executive Chairman duties and will also oversee the day to day management of our company’s acquisition and long-term lease acquisition activities. During the CEO Transition Period, he will also assist Shanoop Kothari, our current co-Chief Executive Officer and Chief Financing Officer, in assuming the role of sole Chief Executive Officer, as further described below. Additionally, under this amendment, Mr. Ferdinand has agreed to lower his annual base salary by $375,000 to accommodate Mr. Arigo joining our company’s management team. All other terms of the Ferdinand Agreement remain unchanged by the amendment.

Kothari Employment Agreement

During 2023, Mr. Kothari’s Employment Agreement (the “Kothari Agreement”) provided for Mr. Kothari to continue serving as our President, Chief Financial Officer and Secretary for an initial three-year term. The Kothari Agreement provides for Mr. Kothari to receive an annual base salary of $600,000 per year. Pursuant to the Kothari Agreement, Mr. Kothari was also eligible to receive a performance-based cash bonus pursuant to our company’s annual bonus plan as then in effect, with a target of 75% of Mr. Kothari’s base salary, with a maximum bonus of 150% which for calendar year 2023 was measured against performance criteria set forth in the Kothari Agreement. The performance criteria was to be updated on an annual basis by the Board of Directors or the Compensation Committee. Pursuant to the Kothari Agreement, Mr. Kothari was also eligible to receive an annual equity award with a grant date fair value approximately equal to 300% of his base salary, subject to the terms and conditions set forth in the applicable incentive plan or award agreement.

On March 1, 2024, Mr. Kothari and our company executed an amended and restated employment agreement (“Amended and Restated Kothari Agreement”), pursuant to which during the CEO Transition Period, Mr. Kothari will transition from the position of co-Chief Executive Officer and Chief Financial Officer to sole Chief Executive Officer and Acting Chief Financial Officer. In his role of Chief Executive Officer, Mr. Kothari will oversee the day to day operations and implementation of the strategic plans of our company. While he will also serve as Acting Chief Financial Officer, our company is actively seeking to hire a Chief Financial Officer with material hotel and travel industry experience to assume this role. The Amended and Restated Kothari provides for a three-year term of employment, with a base salary of $600,000 per year (reduced from Mr. Kothari’s base salary under this prior employment agreement with our company). Any stock awards or bonuses are at the full discretion of the board of directors based on performance metrics determined by the board.

Chatmon Employment Agreement

During 2023, Mr. Chatmon’s Employment Agreement (the “Chatmon Agreement”) provided for Mr. Chatmon to continue serving as our Chief Operating Officer for an initial three-year term. The Chatmon Agreement provided for Mr. Chatmon to receive an annual base salary of $425,000 per year. Pursuant to the Chatmon Agreement, Mr. Chatmon was also eligible to receive a performance-based cash bonus pursuant to our company’s annual bonus plan as then in effect, with a target of 50% of Mr. Chatmon’s base salary, with a maximum bonus of 150% which for calendar year 2023 was measured against performance criteria set forth in the Chatmon Agreement. The performance criteria was to be updated on an annual basis by the Board of Directors or the Compensation Committee. Pursuant to the Chatmon Agreement, Mr. Chatmon was also eligible to receive an annual equity award with a grant date fair value approximately equal to 300% of his base salary, subject to the terms and conditions set forth in the applicable incentive plan or award agreement.

On March 1, 2024, our company and Mr. Chatmon entered into a three-year amended and restated employment agreement (“Amended and Restated Chatmon Agreement”), pursuant to which he serves as our Director of Revenue Management, and which provides for his full-time service to our company at an annual base salary of $350,000. Any stock awards or bonuses are at the full discretion of the board of directors based on performance metrics determined by the board.

Rothman Employment Agreement

In connection with our initial public offering, Mr. Rothman and our company entered into a three-year employment agreement for him to serve as our Chief Accounting Officer at an annual salary of $180,000, which was raised to $225,000 for 2023. The agreement with Mr. Rothman provides for customary noncompete and nonsolicitation provisions and provides for termination by our company for cause and by him for good reason. Under the terms of his employment Mr. Rothman was issued options to purchase 125,000 shares of our common stock under the 2022 Plan immediately following our initial public offering, exercisable at $4.00 per share. These options vest in three equal annual installments, with the first installment having vested on August 16, 2023.

Elster Employment Agreement

Effective as of March 1, 2024, Brandon Elster became our Chief Development Officer. From November 2022 to March 2024, Mr. Elster was our Vice President of Operations, assisting our executive management team in the growth of our hotel portfolio and our long-term lease acquisitions. Mr. Elster was paid a salary of $118,808 in 2022, which was raised to $148,750 in 2023. On March 1, 2024, our company and Mr. Elster entered into a two-year amended and restated employment agreement that provides for his full-time service to our company at an annual base salary of $250,000. Mr. Elster was also awarded a one-time grant of 100,000 restricted shares of our common stock (vesting in four equal annual installments).

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the currently planned programs summarized in this discussion.

Payments upon Termination or Change in Control

The employment agreement for each of our Named Executive Officers contain provisions for the payout of severance in certain circumstances, including the following terms:

●	If Mr. Ferdinand’s employment is terminated by our company without Cause or by him for Good Reason (including in connection with a Change of Control), then he shall receive, among other benefits, (a) a lump sum amount equal to three (3) times his then base salary, and (b) a lump sum amount equal to three (3) times his then annual target bonus.

●	If Mr. Kothari’s employment is terminated by our company without Cause or by him for Good Reason, then he shall receive, among other benefits, an aggregate amount equal to twelve (12) months of his then base salary payable in equal installments across our company’s then normal payroll schedule.

●	If Mr. Chatmon’s employment is terminated by our company without Cause or by him for Good Reason, then he shall receive, among other benefits, an aggregate amount equal to twelve (12) months of his then base salary payable in equal installments across our company’s then normal payroll schedule.

●	If Mr. Rothman’s employment is terminated by our company without Cause or by him for Good Reason, then he shall receive among other benefits, a payment equal to one year of this then current base salary.

●	If Mr. Elster’s employment is terminated by our company without Cause or by him for Good Reason, then he shall receive, among other benefits, an aggregate amount equal to three (3) months of his then base salary payable in equal installments across our company’s then normal payroll schedule.

Pay Versus Performance

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation actually paid and the Company’s financial performance.

Required Tabular Disclosure of Compensation Actually Paid versus Performance

The following table discloses information on “compensation actually paid” (CAP) in cash to Brian Ferdinand, our principal executive officer (“PEO”), and (on average) to our other Named Executive Officers (“non-PEO NEOs”) during the specified years alongside total shareholder return (TSR) and net income (loss) metrics.

Year	Summary Compensation Table Total for PEO	Compensation Actually Paid in Cash to PEO	Average Summary Compensation Table Total for Non-PEO NEOs(1)	Average Compensation Actually Paid to Non-PEO NEOs	Value of Initial Fixed $100 Investment Based On: Total Shareholder Return	Net Income (Loss)
2023	$2,775,000	$2,775,000	$1,910,600	$1,910,600	$149	$(65,229,745)
2022	$791,845	$644,066	$187,202	$89,314	$42	$(9,380,353)

(1)	Represents the average compensation for the four non-PEO officers reported in the compensation table entitled “Summary Compensation Table” on page 99, above.

Required Disclosure of the Relationship Between Compensation Actually Paid and Financial Performance Measures

The following describe the relationship between the pay and performance figures that are included in the pay versus performance tabular disclosure above. In addition, the first graph below further illustrates the relationship between our company’s total shareholder return and that of the S&P 500 Index. As noted above, “compensation actually paid” for purposes of the tabular disclosure and the following graphs were calculated in accordance with SEC rules and do not fully represent the actual final amount of compensation earned by or actually paid to our NEOs during the applicable years.

Relationship Between Compensation Actually Paid and Company Shareholder Return

PEO and Non-PEOs Compensation and Investment Value Comparison
Compensation in Millions
Value of $100 Investment Initially Made at 1/1/21
Year
2022
2023
9
8
7
6
5
4
3
2
1
150
140
130
120
110
100
90
80
70
60
50
40

Grey Bar: PEO

Black Bar: Non-PEOs

Red Line: S&P500

Blue Line: LUXH

Relationship Between Compensation Actually Paid and Net Loss

PEO and Non-PEO Compensation and Net Loss Comparison

Compensation in Millions ($)
Net Loss For Year (in millions $)
Year
2022
2023
9
8
7
6
5
4
3
2
1
60
50
40
30
20
10

Grey Bar: PEO Compensation

Black Bar: Non-PEO Compensation

Director Compensation

The table below summarizes the compensation information for our directors for the fiscal year ended December 31, 2023. Mr. Ferdinand, our Chairman of the Board and Co-Chief Executive Officer, and Mr. Chatmon, our Director of Revenue Management, are not included in this table as they receive no compensation for services as a director.

	Stock Awards ($)(1)	Cash Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
David Berg(2)	$108,000	$72,000	-	-	-	$180,000
Donald Engel(3)	$108,000	$72,000	-	-	-	$180,000
Aimee J. Nelson	$108,000	$72,000	-	-	-	$180,000
Leonard Toboroff	$108,000	$72,000	-	-	-	$180,000
Jeffrey Webb	$108,000	$72,000	-	-	-	$180,000

(1)	Amounts included in the “Stock Awards” column reflect the grant date fair value of shares common stock awarded to directors, computed in accordance with FASB ASC Topic 718 (without regard to forfeitures).
(2)	Mr. Berg resigned from the board of directors in February 2024.
(3)	Mr. Engel passed away in February 2024.

Narrative Disclosure to Director Compensation Table

Since the consummation of our IPO, our board has been compensated under a non-employee director compensation policy pursuant to which (i) each non-employee director receives an annual retainer of $180,000 per year comprised of $72,000 in cash and the issuance of shares of our common stock in two semi-annual tranches each having a market value based on the price of our common stock on the last trading day prior to issuance of $54,000 per tranche. In addition, we reimburse each of our non-employee directors for his or her travel expenses incurred in connection with his or her attendance at Board and committee meetings.

Commencing as of May 1, 2024, nonemployee directors of the Company will be compensated under a newly adopted nonemployee director compensation policy (which policy replaced the aforementioned existing policy) which provides for a single annual grant of value of $180,000 to each nonemployee director on May 1st of each year in which he or she is serving as a director, payable in cash, or shares of common stock (based on the market value of the Company’s common stock on the last trading day prior to the date of grant grant) or a combination thereof (with any stock component comprising at least 25% of the total award value). Any director joining our board after May 1, 2024 shall be awarded an award on the date he or she first joins the board pro-rated for the period from the date he or she joins the board to the following April 30th. In addition, committee chairpersons will each be paid an annual cash stipend of $25,000. In addition, we shall continue to reimburse each of our non-employee directors for his or her travel expenses incurred in connection with his or her attendance at Board and committee meetings.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information available to us as of April 15, 2024 with respect to the beneficial ownership of our common stock:

●	each person known by us to beneficially own more than 5% of our common stock;

●	each of our named executive officers and directors (and director nominees); and

●	all of our executive officers and directors as a group.

We believe, based on the information furnished to us, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by such stockholder unless noted otherwise, subject to community property laws where applicable.

Name	Shares of Common Stock Owned	Percentage Ownership
Brian Ferdinand, Chairman and Co-Chief Executive Officer(2)	16,527,351	39.2%
Shanoop Kothari, Co-Chief Executive Officer and CFO(3)	2,466,833	5.9%
Robert Arigo, Chief Operating Officer(4)	-	*
Jimmie Chatmon, Director of Revenue Management(5)	1,733,000	4.1%
Karl Rothman, Chief Accounting Officer(6)	198,666	1.2%*
Brandon Elster, Chief Development Officer(7)	146,065	*
Leonard Toboroff, Director(8)	518,685
Aimee J. Nelson, Director	104,698	*
Jeffrey Webb, Director	104,698	*
Elan Blutinger, Director	-	*
Kim Schaefer	-	*
Greenle Partners LLC Series Alpha P.S. and affiliate(9)	3,599,622	8.6%
Goudy Park Capital LP(10)	3,377,284	8.1%
All executive officers and directors (and nominees) as a group(11)	21,799,996	51.5%

*	Represents less than 1.0% of class.

(1)	Beneficial ownership is determined in accordance with Section 13(d) of the Exchange Act and generally includes shares over which such stockholder has voting or dispositive power, including any shares that such stockholder has the right to acquire within 60 days of the date hereof.
(2)	Represents (a) 15,424,136 shares of our common stock owned by THA Holdings LLC (“THA Holdings”), an entity controlled by Brian Ferdinand, our Chairman and Chief Executive Officer, (b) 462,500 shares of our common stock owned by THA Family II Limited Liability Company (“THA Family II”), an entity owned and controlled by Mr. Ferdinand’s spouse (c) 360,000 shares of our common stock issuable upon exercise of warrants held by THA Family II, (d) 200,825 shares of our common stock owned by Mr. Ferdinand, and (e) 73,334 shares of our common stock owned by SuperLuxMia LLC. See “Certain Relationships and Related Person Transactions.”

(3)	Includes 875,000 shares of restricted stock issued under our 2022 Plan which vested immediately, but up to 75% of such shares are subject to forfeiture in the event Mr. Kothari’s employment is terminated by us with cause or by Mr. Kothari without good reason. Includes 129.630 shares of our common stock underlying certain warrants owned by Mr. Kothari. See “Certain Relationships and Related Person Transactions.” The business address of Mr. Kothari is c/o LuxUrban Hotels Inc., 2125 Biscayne Blvd. Suite 253, Miami, Florida 33137.
(4)	Does not include 250,000 restricted shares issued to him under his employment agreement with our company, which vest in four equal annual installments commencing March 1, 2025.
(5)	Represents 1,733,000 shares of our common stock owned by JLC III LLC (“JLC”), an entity owned and controlled by Jimmie Chatmon, our Executive Vice President and a director. The principal address of JLC is 180 NE 29 Street, #828, Miami, Florida 33137. The business address of Mr. Chatmon is the c/o LuxUrban Hotels Inc., 2125 Biscayne Blvd. Suite 253, Miami, Florida 33137.
(6)

Includes 41,666 shares of common stock issuable upon exercise of vested options granted to Mr. Rothman. Does not include 83,334 shares of common stock issuable upon exercise of options granted to Mr. Rothman, which options shall vest in two equal annual installments commencing on August 16, 2024. The business address of Mr. Rothman is c/o LuxUrban Hotels Inc., 2125 Biscayne Blvd. Suite 253, Miami, Florida 33137.

(7)	Includes (a) 51,666 shares under lying currently vested options and (b) 94,399 shares owned by him. Does not include (a) 100,000 restricted shares issued to him under his employment agreement with our company, which vest in four equal annual installments commencing March 15, 2025 and (b) 103,333 shares underlying unvested options.
(8)	Includes 23,611 shares of common stock issuable upon exercise of warrants granted to Mr. Toboroff. See “Certain Relationships and Related Person Transactions.”
(9)

Information based on the Form 13G/A filed jointly with the SEC on February 14, 2024 by Greenle Partners LLC Series Alpha P.S. (“Greenle Alpha”) and Alan Uryniak. Mr. Uryniak is the manager of Greenle Alpha and Greenle Partners LLC Series Beta P.S. (“Greenle Beta”). Does not include: (i) 185,000 shares of common stock underlying warrants (the “Alpha Warrants”) issued by the Issuer to Greenle Partners LLC Series Alpha P.S., a Delaware limited liability company (“Greenle Alpha”), which warrants prohibit the exercise of such warrants if the holder or its affiliates would beneficially own more than 4.99% of the number of shares of the Issuer’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon the exercise of such warrants (the “4.99% Beneficial Ownership Limitation”), (ii) 2,109,299 shares of common stock underlying additional warrants and rights to receive Issuer common stock (collectively, “Other Convertible Securities”) held by Greenle Alpha, which such Other Convertible Securities prohibit the exercise of such securities, as applicable, if the holder or its affiliates would beneficially own more than 9.99% of the number of shares of the Issuer’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon such exercise (the “9.99% Beneficial Ownership Limitation”) and (iii) 5,425,700 shares of common stock underlying rights to receive Issuer common stock held by Greenle Alpha that are issuable upon ten days prior written notice from Greenle Alpha to the Issuer and subject to the 9.99% Beneficial Ownership Limitation. Includes 588,031 shares of common stock underlying the Other Convertible Securities held by Greenle Alpha that are subject to the 9.99% Beneficial Ownership Limitation.

(10)	Information based on the Form 13-D filed jointly with the SEC by the holder on February 21, 2024 by Goudy Park Capital LP, Goudy Park Management, LLC and James W. DeYoung Jr.. Goudy Park Management, LLC is an Exempt Reporting Adviser with the SEC. Goudy Park Management, LLC, which serves as the general partner to Goudy Park Capital, LP (the “Fund”) and other private funds (collectively, the “Funds”) may be deemed to be the beneficial owner of all shares of Common Stock held by the Funds. Mr. James W. DeYoung Jr., as Managing Member of Goudy Park Management, LLC, with the power to exercise investment and voting discretion, may be deemed to be the beneficial owner of all shares of Common Stock held by the Funds. Pursuant to Rule 13d-4 under the Securities Exchange Act of 1934, as amended, Goudy Park Management, LLC and Mr. DeYoung Jr. expressly disclaim beneficial ownership over any of the securities reported in this statement, and the filing of this statement shall not be construed as an admission that Goudy Park Management, LLC or Mr. DeYoung Jr. are the beneficial owner of any of the securities reported herein.
(11)	Represents all shares indicated as included in footnotes (2) through (8) above. Excludes all shares indicated as not included in footnotes (2) through (8) above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Affiliate Financings

In November 2023, our company entered into a non-dilutive financing agreement with THA Holdings LLC (“THA”), an entity controlled and operated by Mr. Ferdinand, pursuant to which our company agreed to issue to the THA an unsecured, advancing term promissory note (the “THA Note”). Under the THA Note, we were able to borrow, up to an aggregate principal amount of $10,000,000 (the “Initial Principal Amount”) to be funded in increments of $1,000,000 upon on request by the sale, from time to time, of shares of our common stock owned by THA. The interest on the THA Note was to be compounded annually and the THA Note was repayable at maturity in November 2026.

As a result of our company entering into a relationship with Wyndham Hotels & Resorts, in December 2023, we and THA mutually agreed to cancel the THA Note, pursuant to a payoff letter, dated December 3, 2023. In connection therewith, an amount equal to the proceeds resulting from recent sales by THA common stock under the terms of the THA Note in the amount of approximately $500,000 was gifted to the Company.

In order to compensate Mr. Ferdinand for the personal risk associated with certain obligations under our franchise agreements with Wyndham Hotel & Resorts, our company pays an annual lump sum of $1,200,000 through a cash contribution to a secular trust until the date of expiration of the Key Man Terms set forth in the Wyndham franchise agreements.

In September 2023, Shanoop Kothari, our Co-Chief Executive Officer and Chief Financial Officer, exercised warrants owned by him to purchase 120,000 shares of our common stock for gross and net proceeds to the Company of $500,000. These net proceeds were used by us for working capital and general corporate purposes.

In October 2023, we consummated an underwritten public offering of 280,000 shares of our Series A Preferred Stock for gross proceeds (before underwriter costs and fees) of $7,000,000. The net proceeds of the offering were used by us for working capital and general corporation purposes. Mr. Ferdinand and Mr. Kothari each purchased 20,000 shares of Series A Preferred Stock in the offering on the same terms of all other investors participating in the offering providing approximately $1,000,000 of gross proceeds to our company.

In December 2022, our company and Mr. Ferdinand entered into a Note Extension and Conversion Agreement with Greenle. Greenle was previously the purchaser of 15% OID senior secured notes (“Extension Notes”) and warrants to purchase our common stock under certain securities purchase agreements and loan agreements between us and Greenle. Under the terms of the Note Extension and Conversion Agreement, Greenle agreed to convert from time to time up to $3,000,000 aggregate principal amount of the notes into up to 1,000,000 shares of our common stock (the “Conversion Shares”) at the conversion price of $3.00 per share prescribed by the notes. Additionally, Greenle agreed that the payment date of certain of the notes in the aggregate principal amount of $1,250,000, maturing on January 30, 2023, would be extended to March 1, 2023. On the date of any such conversion, we would be obligated to issue to Greenle a number of credits under our then-existing revenue share agreements with them equal to fifteen percent (15%) of the principal amount of the notes so converted. As of December 31, 2022, $300,000 of these notes were converted and the entire $3,000,000 remaining amount under the notes was converted in January 2023. As part of this conversion, Mr. Ferdinand contributed to our company 874,474 shares of common stock owned by him and his affiliates, which in turn, were used by our company to fund the issuance of the Conversion Shares to Greenle in exchange for the conversion of the debt under the notes, which was maturing within a few months of this contribution. At the time of such contribution by Mr. Ferdinand, the market value of the shares of common stock so contributed was approximated $1.5 million.

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

In April 2022, certain insiders of our company, including Mr. Ferdinand and certain of his family members, Shanoop Kothari, our president and Chief Financial Officer, and Leonard Toboroff, one of our directors, purchased in a private placement (“2022 Insider Bridge Financing”) unsecured 1.5% interest promissory notes having an aggregate principal amount of $1.38 million (“2022 Insider Bridge Notes”), together with five-year warrants (“2022 Insider Bridge Warrants”) to purchase an aggregate of 111,111 shares of our common stock at a per-share exercise price equal to 105% of the per-unit IPO price of our shares. All of the 2022 Insider Bridge Notes were converted at the closing of our IPO into shares at a price equal to 75% of the initial public offering price of our shares, resulting in the issuance of 426,667 units. The proceeds of the 2022 Insider Bridge Offering were used by us as a cash security deposit reserve for our credit card processing functions.

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

In April 2021, The Romanello Family Trust (the “Trust”), of which Andrea Ferdinand, the spouse of Brian Ferdinand, is the trustee, loaned our company the principal amount of $300,000, under the terms of a promissory note (“Trust Note”), which bears interest at the annual rate of 1%, with interest payable at maturity, and has a maturity date of November 1, 2021. The Trust Note has been repaid in its entirety.

Prior to our initial public offering, management consulting services were provided to our company, including the overseeing of leasing transactions and revenue management through a consulting agreement with SuperLuxMia LLC (“SLM”), a consulting firm controlled by our founder, Chairman of the Board and Co-Chief Executive Officer, Brian Ferdinand. For the year ended December 31, 2022, these consulting fees of the Company totaled approximately $192,000. For the year ended December 31, 2021, these consulting fees totaled approximately $722,000, year ended December 31, 2021. In May 2022, SLM provided $661,000 in financing to our company for general operating expenses relating to the launch of our Marriott Herald Square property. This loan was evidenced by an unsecured, 24-month note, bearing interest at 6% per annum, with interest payable at maturity.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table presents the aggregate fees billed by Grassi & Co., CPAs, P.C. for each service listed below for the years ended December 31, 2023 and December 31, 2022.

	2022	2023
Audit Fees(1)	$321,094	$406,231
Audit-Related Fees(2)	49,834	75,521
Tax Fees	-	-
All Other Fees	-	-
Total	$370,928	$481,752

(1)	Audit fees consisted of the aggregate fees billed for professional services rendered by Grassi & Co., CPAs, P.C. in connection with its audit of our consolidated financial statements as of and for the years ended December 31, 2023 and 2022 and its reviews of interim financial information in those years.
(2)	Audit-Related Fees consisted of fees billed associated with consents and comfort letters

Pre-Approval Policies and Procedures

Exchange Act rules generally require any engagement by a public company of an accountant to provide audit or non-audit services to be pre-approved by the Audit Committee of that public company. This pre-approval requirement is waived with respect to the provision of services other than audit, review or attest services if certain conditions set forth in Rule 2-01(c)(7)(i)(C) of Regulation S-X are met. All of the audit and audit-related services described above were pre-approved by the Audit Committee and, as a consequence, such services were not provided pursuant to a waiver of the pre-approval requirement set forth in this Rule. The Audit Committee charter provides guidelines for the pre-approval of independent auditor services. All of the audit and audit-related services described above were completed by full-time, permanent employees of Grassi & Co., CPAs, P.C.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report:

2. FINANCIAL STATEMENT SCHEDULES

Schedules are omitted because of the absence of conditions under which they are required, materiality, or because the required information is given in the financial statements or notes thereof.

3. EXHIBITS

[NTD: COMPANY MANAGEMENT TO REVIEW ALL FOLLOWING EXHIBITS TO DETERMINE IF ANY SHOULD BE REMOVED OR ANY ADDED]

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-262114) filed with the SEC on January 12, 2022).
3.1.1	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
3.1.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-262114) filed with the SEC on January 12, 2022).
3.3	Certificate of Conversion from LLC to “C” corporation (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-262114) filed with the SEC on January 12, 2022).
3.4	Certificate of Designations, Rights and Preferences for 13.00% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.6 of our Form 8-A filed with the SEC on October 26, 2023).
4.1	Description of Registrant’s Securities.(1)
4.2	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on January 31, 2022).
4.3	October 2021 Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
4.3.1	Addendum to the THA Contingent Warrants (incorporated by reference to Exhibit 4.2.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
4.4	November 2021 Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
4.4.1	Addendum to the EBOL Contingent Warrants (incorporated by reference to Exhibit 4.3.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
4.5	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on January 31, 2022).
4.6	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on January 31, 2022).
4.7	Form of May/June 2022 Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
4.8	Form of 2022 Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2022).
4.9	Representative’s Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2022).
4.10	Form of September 2022 Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).
4.11	Specimen Preferred Stock Certificate representing the shares of 13.00% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 of our Form 8-A filed with the SEC on October 26, 2023).
10.1	2022 Performance Equity Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-262114) filed with the SEC on January 12, 2022).
10.2	Employment Agreement with Brian Ferdinand (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 22, 2022).

10.2.1	Amendment to Employment Agreement of Brian Ferdinand (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2024).
10.3	Amended and Restated Employment Agreement with Shanoop Kothari (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2024).
10.4	Employment Agreement with Robert Arigo ((incorporated by reference to Exhibit10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2024)
10.5	Amended and Restated Employment Agreement with Jimmie Chatmon ((incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2024)
10.6	Employment Agreement with Brandon Elster ((incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2024)
10.7	Employment Agreement with Karl Rothman (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 22, 2022).
10.8	Form of Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on January 31, 2022).
10.9	Securities Purchase Agreement, dated May 27, 2022 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
10.10	Amendment No. 1, dated June 30, 2022, to Securities Purchase Agreement, dated May 27, 2022 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
10.11	Securities Purchase Agreement, dated June 30, 2022 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
10.12	Form of May/June 2022 Note (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
10.13	Form of Security and Guaranty Agreement Related to the May/June 2022 Notes (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
10.14	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
10.15	Form of September 2022 Investor Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).
10.16	Form of September 2022 Investor Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).
10.17	Amended and Restated Security and Guaranty Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).
10.18	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).
10.19	Addendum to September 2022 Investor Purchase Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K/A filed with the SEC on October 20, 2022).
10.20	Form of Hotel Management Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2022).

10.21	Form of November 2022 Investor Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2022).†
10.22	Loan Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2022).†
10.23	Revenue Share Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2022).†
10.24	Transition Services Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022).
10.25	Note Extension and Conversion Agreement, dated December 20, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2022).
10.26	Restricted Stock Award Agreement (Shanoop Kothari) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2022).
10.27	Revenue Share Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).†
10.28	February 2023 Letter Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2023).
10.29	Amendment No. 1 to the Amended and Restated Security and Guaranty Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2023).
10.30	Revenue Share Exchange Agreement dated May 21, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2023).
10.31	June 2023 Letter Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2023).
10.32	Registration Rights Amendment and Warrant Letter Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2023).
10.33	November 2023 Letter Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report for the Nine Months Ended September 30, 2023 filed with the SEC on November 8, 2023).
10.34	December 2023 Letter Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2023).
10.35	Second December 2023 Letter Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2023).
10.36	April 2024 Letter Agreement.(1)
21.1	List of Subsidiaries of the Registrant.(1)
23.1	Consent of Grassi & Co., CPAs, P.C.(1)
31.1	Certificate of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.2	Certificate of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32.1	Certificate of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
32.2	Certificate of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

Exhibit 101.INS	Inline XBRL Instance Document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed herewith.

†	Certain of the exhibits and schedules to this agreement have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon request.

ITEM 16.	Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUXURBAN HOTELS INC.

Date: April 15, 2024	By:	/s/ Shanoop Kothari
Shanoop Kothari
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Position	Date

By:	/s/ Brian L. Ferdinand	Brian L. Ferdinand	April 15, 2024
Chairman of the Board, Co-Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Shanoop Kothari	Shanoop Kothari	April 15, 2024
Co-Chief Executive Officer and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Robert Arigo	Robert Arigo	April 15, 2024
Chief Operating Officer

By:	/s/ Karl Rothman	Karl Rothman	April 15, 2024
Chief Accounting Officer (Principal Accounting Officer)

By:	/s/ Leonard Toboroff	Leonard Toboroff	April 15, 2024
Director

By:	/s/ Kim Schaefer	Kim Schaefer	April 15, 2024
Director

By:	/s/ Elan Blutinger	Elan Blutinger	April 15, 2024
Director

By:	/s/ Aimee J. Nelson	Aimee J. Nelson	April 15, 2024
Director

By:	/s/ Jeffrey Webb	Jeffrey Webb	April 15, 2024
Director

LUXURBAN HOTELS INC.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
LuxUrban Hotels Inc. and Subsidiaries

Miami, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of LuxUrban Hotels Inc. and Subsidiaries, (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s significant accumulated operating losses and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions, and management’s plans regarding those matters, are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Jericho, New York

April 15, 2024

LUXURBAN HOTELS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and Cash Equivalents	$752,848	$1,076,402
Treasury Bills	-	2,661,382
Accounts Receivable, Net	329,887	-
Channel Retained Funds, Net	1,500,000	1,500,000
Processor Retained Funds, Net	2,633,926	5,234,220
Receivables from On-Line Travel Agencies, Net	6,936,254	-
Receivables from City of New York and Landlords, Net	4,585,370	-
Prepaid Expenses and Other Current Assets	1,959,022	963,300
Prepaid Guarantee Trust - Related Party	1,023,750	-
Security Deposits - Current	-	112,290
Total Current Assets	19,721,057	11,547,594
Other Assets
Furniture, Equipment and Leasehold Improvements, Net	691,235	197,129
Restricted Cash	-	1,100,000
Security Deposits - Noncurrent	20,307,413	11,233,385
Other Noncurrent Assets	960,729	559,838
Operating Lease Right-Of-Use Assets, Net	241,613,588	83,325,075
Total Other Assets	263,572,965	96,415,427
Total Assets	$283,294,022	$107,963,021
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$23,182,305	$6,252,491
Bookings Received in Advance	4,404,216	2,566,504
Short Term Business Financing, Net	1,115,120	2,003,015
Loans Payable - Current	1,654,589	10,324,519
Initial Direct Costs Leases - Current	486,390
Operating Lease Liabilities - Current	1,982,281	4,293,085
Development Incentive Advances - Current	300,840	-
Total Current Liabilities	33,125,741	25,439,614
Long-Term Liabilities
Loans Payable	1,459,172	1,689,193
Development Incentive Advances - Non Current	5,667,857	-
Security Deposit Letter of Credit	-	2,500,000
Initial Direct Costs Leases - Noncurrent	4,050,000
Operating Lease Liabilities - Noncurrent	242,488,610	81,626,338
Total Long-Term Liabilities	253,665,639	85,815,531
Total Liabilities	286,791,380	111,255,145
Mezzanine equity
13% Redeemable Preferred Stock; Liquidation Preference $25 per Share; 10,000,000 Shares Authorized; 294,144 and 0 shares issued and outstanding at December 31, 2023 and 2022	5,775,596	-
Commitments and Contingencies
Stockholders’ Deficit
Common Stock (90,000,000 shares authorized, issued, outstanding - 39,462,440, and 27,691,918, respectively)	394	276
Additional Paid In Capital	90,437,155	17,726,592
Accumulated Deficit	(99,710,503)	(21,018,992)
Total Stockholders’ Deficit	(9,272,954)	(3,292,124)
Total Liabilities and Stockholders’ Deficit	$283,294,022	$107,963,021

See accompanying notes to consolidated financial statements.

LUXURBAN HOTELS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For The Year Ended December 31,
	2023	2022
Net Rental Revenue	$113,397,012	$43,825,424
Rent Expense	26,779,821	10,340,188
Non-Cash Rent Expense Amortization	8,169,833	1,894,731
Surrender of Deposits	2,961,058	-
Other Property Level Expenses	66,553,940	19,215,156
Total Cost of Revenue	104,464,652	31,450,075
Gross Profit	8,932,360	12,375,349

General and Administrative Expenses	15,587,297	6,794,111
Non-Cash Issuance of Common Stock for Operating Expenses	1,664,601	-
Non-Cash Stock Compensation Expense	9,310,483	2,547,536
Non-Cash Stock Option Expense	674,818	-
Costs Associated with Apartment Rental and Hotel Exits	12,237,728	4,103,898
Non-Cash Write-Off of Net Right-of-Use Assets Associated with Apartment Rental Exit	-	2,385,995
Total Operating Expenses	39,474,927	15,831,540
Loss from Operations	(30,542,567)	(3,456,191)
Other Income (Expense)
Other Income	1,236,690	1,584,105
Cash Interest and Financing Costs	(7,983,134)	(5,483,891)
Non-Cash Financing Costs	(41,234,366)	(2,034,376)
Total Other Expense	(47,980,810)	(5,934,162)
Loss Before Provision for Income Taxes	(78,523,377)	(9,390,353)
Provision for Income Taxes	-	-
Net Loss	$(78,523,377)	$(9,390,353)
Preferred Stock Dividend	(168,134)	-
Net Loss Attributable to Common Stockholders	$(78,691,511)	$(9,390,353)
Basic Loss Per Common Share	$(2.06)	$(0.40)
Diluted Loss Per Common Share	$(2.06)	$(0.40)
Basic Weighted Average Number of Common Shares Outstanding	38,142,291	23,432,870
Diluted Weighted Average Number of Common Shares Outstanding	38,142,291	23,432,870

See accompanying notes to consolidated financial statements.

LUXURBAN HOTELS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Members’	Additional Paid in	Accumulated	Stockholders’
	Shares	Value	Deficit	Capital	Deficit	Deficit
Balance - December 31, 2022	27,691,918	$276	$-	$17,726,592	$(21,018,992)	$(3,292,124)

Net Loss	-	-	-	-	(78,523,377)	(78,523,377)
Non-Cash Stock Option Expense	-	-	-	674,818	-	674,818
Non-Cash Stock Compensation Expense	1,790,226	18	-	9,310,465	-	9,310,483
Issuance of Shares for Initial Direct Costs for Leases	100,000	1	-	249,999	-	250,000
Issuance of Share to Settle Financed Initial Direct Costs for Leases	30,555	-	-	88,610	-	88,610
Issuance of Common Stock for Operating Expenses	693,675	7	-	1,664,594	-	1,664,601
Issuance of Shares to Satisfy Loans	58,088	1	-	157,999	-	158,000
Conversion of Loans	3,178,975	32	-	7,689,598	-	7,689,630
Warrant Exercise	4,076,251	41	-	10,141,457	-	10,141,498
Loss on Debt Extinguishment	-	-	-	58,579	-	58,579
Issuance of Shares for Revenue Share Agreements	1,842,752	18	-	1,704,531	-	1,704,549
Termination of Revenue Share Agreement Adjustment	-	-	-	28,174,148	-	28,174,148
Modification of Warrants	-	-	-	259,075	-	259,075
Preferred Dividends	-	-	-	-	(168,134)	(168,134)
Contribution by Founder	-	-	-	311,234	-	311,234
Warrant Issuance Expense	-	-	-	12,225,456	-	12,225,456

Balance - December 31, 2023	39,462,440	$394	$-	$90,437,155	$(99,710,503)	$(9,272,954)

Balance - December 31, 2021, partnership deficit, as previously reported	-	$-	$(11,214,050)	$-	$-	$(11,214,050)
Cumulative effect of changes in accounting principle	-	-	(414,373)		-	(414,373)
Conversion to C Corp	21,675,001	216	11,628,423	-	(11,628,639)	-
Net Loss	-	-	-	-	(9,390,353)	(9,390,353)
Conversion of Loans at IPO	1,425,417	14	-	2,830,112	-	2,830,126
Sale of Common Stock (Net of Related Costs)	3,375,000	34	-	10,198,514	-	10,198,548
Warrant Expense	-	-	-	1,850,431	-	1,850,431
Stock Option Compensation Expense	-	-	-	751,776	-	751,776
Stock Compensation Expense	1,116,500	11		1,795,760		1,795,771
Conversion of Loans post IPO	100,000	1	-	299,999	-	300,000

Balance - December 31, 2022	27,691,918	$276	$-	$17,726,592	$(21,018,992)	$(3,292,124)

See accompanying notes to consolidated financial statements.

LUXURBAN HOTELS INC.

Consolidated Statement of Cash Flows

	December 31,
	2023	2022
Cash Flows from Operating Activities
Net Loss	(78,523,377)	(9,390,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses	922,412	-
Writeoff of amount due from vendors	882,293	-
Writeoff of amount due City of New York and Landlords	3,434,488	-
Writeoff of security deposits	2,961,058	-
Writeoff of processor retained funds	906,882	-
Non-Cash stock option expense	674,818	-
Non-Cash stock compensation expense	9,310,483	2,547,536
Non-Cash debt discount amortization	-	167,652
Issuance of shares for operating expenses	1,664,601	-
Loss on debt extinguishment	58,579	-
Issuance of Shares for Revenue Share Agreements	1,704,549	-
Termination of Revenue Share Agreement Adjustment	28,174,148	-
Modification of Warrants	259,075	-
Non-cash warrant expense	12,225,456	1,850,431
Depreciation expense	89,910	8,671
Write off of Furniture, Equipment and Leasehold Improvements	259,160	-
Non-cash write-off of net right-of-use assets associated with apartment rental exit	-	2,385,995
Non-cash forgiveness of Development Incentive Advances	(48,094)	-
Non-cash lease expense	34,949,654	1,894,731
Loan forgiveness - SBA - PPP loan	-	(516,225)
Gain on lease modification	(182,786)	-
Gain on lease exit	(915,802)	-
Gain on sale of Treasury Bills	(31,014)	(2,553)
Non-cash Financing Changes Associated with Short Term Business Financing	513,124	337,759
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts Receivable, Net	(329,887)	-
Processor retained funds, Net	1,300,000	(6,677,356)
Receivables from On-Line Travel Agencies, Net	(7,465,254)	-
Receivables from City of New York and Landlords, Net	(8,019,858)	-
Prepaid Expenses and Other Assets	(2,278,906)	(1,356,471)
Prepaid Guarantee Trust - Related Party	(1,023,750)	-
Security Deposits	(11,992,796)	(9,691,722)
(Decrease) Increase in:
Accounts payable and accrued expenses	16,859,814	2,043,125
Operating lease liabilities	(26,524,353)	(2,637,552)
Bookings received in advance	1,837,712	746,561
Net cash used in operating activities	(18,277,661)	(18,289,771)

Cash Flows from Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(843,176)	(194,300)
Initial Direct Costs Incurred in Acquiring New Operating Lease Right-of-Use Assets	(1,943,758)	-
Proceeds from the sale or (purchases) of Treasury Bills	2,692,396	(2,658,829)
Net cash used in Investing activities	(94,538)	(2,853,129)

Cash Flows from Financing Activities
Exercise of Warrants	10,141,498	-
Deferred offering costs	-	771,954
Repayments of financed initial direct lease costs	(175,000)	-
Proceeds from loans payable - net	(3,552,321)	10,962,554
Proceeds from Development Incentive Advances	6,016,791	-
Proceeds from short term business financing - net	(1,401,019)	279,248
Issuance of preferred stock, net of $364,716 of deferred offering costs	5,775,596	-
Issuance of common stock	-	10,198,548
Preferred shareholder dividends paid	(168,134)	-
Contribution by founder	311,234	-
Net cash provided by financing activities	16,948,645	22,212,304

Net Decrease in Cash and Cash Equivalents and Restricted Cash	(1,423,554)	1,069,404
Cash and Cash Equivalents and Restricted Cash - beginning of the year	2,176,402	1,106,998
Cash and Cash Equivalents and Restricted Cash - end of the year	752,848	2,176,402

End of Year
Cash and Cash Equivalents	752,848	1,076,402
Restricted Cash	-	1,100,000
Total Cash and Cash Equivalents and Restricted Cash - end of year	752,848	2,176,402

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Taxes	$-	$-
Interest	$5,592,454	$4,336,468
Noncash operating activities:
Acquisition of New Operating Lease Right-of-Use Assets in Exchange for Lease Liabilities	$181,484,261	$57,907,139
Initial Recognition of Operating Lease Right-of-Use Assets	$-	$36,304,289
Noncash investing and financing activities:
Initial Direct Costs for Leases paid via common shares	$250,000	$-
Financed Initial Direct Costs for Leases	$4,800,000	$-
Financed Initial Direct Costs for Leases paid via common shares	$88,610	$-
Accrued Initial Direct Costs for Leases	$70,000	$-
Debt settled via issuance of common shares	$158,000	$-
Conversion of debt to common stock and additional paid-in capital	$7,689,630	$3,954,468
Common stock issued in exchange for warrants	$-	$46,352,445

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LUXURBAN HOTELS INC.

December 31, 2023

1 - DESCRIPTION OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

LuxUrban Hotels Inc. (LUXH) leases entire existing hotels on a long-term basis and rents out hotel rooms in the properties it leases. It currently has a portfolio of hotel rooms in New York, Miami Beach, New Orleans, and Los Angeles through long-term lease agreements and manages these hotels directly. Its revenues are generated through the rental of rooms to guests and through ancillary services such as cancellable room rate fees, resort fees, late and early check-in and check-out fees, baggage fees, parking fees, grab and go food service fees, and upgrade fees.

In late 2021, LUXH commenced the process of winding down its legacy business of leasing and re-leasing multifamily residential units, as it pivoted toward its new strategy of leasing hotels. This wind-down was substantially completed by the end of 2022. This legacy business was conducted under the names SoBeNY Partners LLC (“SoBeNY”) and CorpHousing Group Inc. (“CorpHousing”).

The consolidated financial statements presented herein include the accounts of LuxUrban Hotels Inc. (“LuxUrban”) and its wholly owned subsidiary SoBeNY. On November 2, 2022, CorpHousing changed its name to LuxUrban Hotels Inc. In June 2021, the members of SoBeNY exchanged all of their membership interests for additional membership interests in Corphousing LLC, with SoBeNY becoming a wholly owned subsidiary of Corphousing LLC. Both entities were under common control at the time of the transaction. Since there was no change in control over the net assets, there is no change in basis in the net assets.

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

On August 2, 2023, the Company entered into franchise agreements with Wyndham Hotels & Resorts, Inc. pursuant to which the hotels operated by the Company became, and future acquired properties will become, part of the Trademark Collection® by Wyndham and Travelodge by Wyndham brands while staying under the operational control of the Company.

All significant intercompany accounts and transactions have been eliminated in consolidation.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation — The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

b.	Revenue Recognition — The Company’s revenue is derived primarily from the rental of Units to its guests. The Company accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606. The Company recognizes revenue when obligations under the terms of a contract are satisfied and control over the promised goods and services is transferred to the guest. For the majority of revenue, this occurs when the guest occupies the Unit for the agreed upon length of time and receives any services that may be included with their stay. Revenue is measured as the amount of consideration it expects to receive in exchange for the promised goods and services. The Company recognizes any refunds and allowances as a reduction of rental income in the consolidated statements of operations.

Payment received for the future use of a rental unit is recognized as a liability and reported as bookings received in advance on the balance sheets. Bookings received in advance are recognized as revenue after the rental unit is occupied by the customer for the agreed upon length of time. The bookings received in advance balance as of December 31, 2023 and December 31, 2022, was $4,404,216 and $2,566,504, respectively, and is expected to be recognized as revenue within a one-year period.

c.	Use of Estimates — The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

d.

Going Concern — The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation as a going concern. As reflected in the accompanying statement of operations, for the year ended December 31, 2023, the Company had a net loss of $78,523,377. In addition, the Company sustained significant losses in prior years. The Company’s working capital as of December 31, 2023, was a deficit of $13,404,684. Management has evaluated the significance of the conditions in relation to the Company’ ability to meet its obligations and believes that its current cash balance along with its currently projected cash flows from operations will not provide sufficient capital to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon improving operating margins and raising capital through debt and/or equity financing. Without additional capital, we may not have sufficient capital to continue operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

e.	Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had $752,848 and $1,076,402, respectively, of cash equivalents as of December 31, 2023 and 2022.

f.	Accounts Receivable, Channel Retained Funds, and Processor Retained Funds — The Company’s accounts receivable consists of amounts due from landlords, amounts due from the City of New York, and receivables from Online Travel Agents (“OTAs”) and other sales channels. The amounts due from landlords are related to common area expenses we incur for the benefit of all tenants and ultimately can be netted to amounts owed to the landlord, not requiring an allowance as the amounts owed to the landlord are far greater than amounts owed to us. Regarding the receivable with the City of New York, we have subsequently cancelled our contract with the City of New York and do not expect the need for an allowance of credit losses on the remaining balanced owed to us. During the year ended December 31, 2023, we wrote off $2,947,780 of receivables from the city on a property we leased but later decided to exit due to the timing of payments from the City of New York. Finally, we have historically not had any collection issues with receivables from OTAs, and as a result we have not recorded an allowance on these amounts. As we continue to develop more experience with each individual OTA, we will continue to review the potential need for an allowance for credit losses on these receivables. Processor retained funds on the balance sheet are net of any requested and allowed chargebacks and funds released to use during the period. As these amounts are net of any charge backs during the period, we have not recorded an allowance.

g.	Fair Value of Financial Instruments — The carrying amount of cash and cash equivalents, processor retained funds, security deposits, accounts payable and accrued expenses, bookings received in advance, receivables from OTAs, development incentive advances and short-term business financing approximate their fair values as of December 31, 2023, and December 31, 2022 because of their short term natures.

h.	Commissions — The Company pays commissions to third-party sales channels to handle the marketing, reservations, collections, and other rental processes for most of the units. For the years ended December 31, 2023, and December 31, 2022 commissions were $11,149,825 and $6,549,422, respectively. These expenses are included in cost of revenue in the accompanying consolidated statement of operations.

i.	Income Taxes — In accordance with GAAP, the Company follows the guidance in FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition and measurement of a tax position taken or expected to be taken in a tax return.

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

For the years ended December 31, 2023, and December 31, 2022, the Company did not record a provision for income taxes as a result of a net losses for the periods.

j.	Sales Tax — The majority of sales tax is collected from customers by our third-party sales channels and remitted to governmental authorities by these third-party sales channels. For any sales tax that is the Company’s responsibility to remit, the Company records the amounts collected as accrued expenses and relieves such liability upon remittance to the taxing authority. Rental income is presented net of any sales tax collected. As of December 31, 2023, and December 31, 2022, the Company accrued sales tax payable of approximately $3,266,302 and $229,371, respectively, with such amounts included in accounts payable and accrued expenses in the consolidated balance sheets presented herein.

k.	Paycheck Protection Program Loan (“PPP”) — As disclosed in Note 6, the Company has chosen to account for the loan under FASB ASC 470, Debt. Repayment amounts due within one year are recorded as current liabilities, and the remaining amounts due and payable beyond one year, if any, are recorded as other liabilities. In accordance with ASC 835, Interest, no imputed interest is recorded because the below-market interest rate applied to this loan is governmentally prescribed. If the Company is successful in receiving forgiveness for those portions of the loan used for qualifying expenses, those amounts will be recorded as a gain upon extinguishment as noted in ASC 405, Liabilities.

l.	Earnings Per Share (“EPS”) — The Company has incurred a net loss for each of the years ended December 31, 2023, and December 31, 2022 and as such, basic and diluted shares and weighted average shares outstanding are the same. Earnings (or loss) per share has been reduced by preferred dividends.

m.	New Accounting Standards Adopted — In June of 2016, the FASB issued ASU 2016-12 “Financial Instruments-Credit Losses” (Topic 326). ASU 2016-13 requires the use of an impairment methodology that reflects an estimate of expected credit losses, measured over the contractual life of an instrument, based on information about past events, current conditions, and forecasts of future economic conditions. We adopted ASU 2016-13 on January 1, 2023 using the modified retrospective approach. There was no impact to the Company’s accumulated deficit upon adoption on January 1, 2023.

n.	Preferred Stock — The Company accounts for its preferred stock in accordance with ASC Topic 480, Distinguishing Liabilities from Equity. Conditionally redeemable preferred stock is classified as mezzanine equity within the Company’s consolidated balance sheet.

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

Under Topic 842, the Company applied a dual approach to all leases whereby the Company is a “lessee” and classifies leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the Company. Lease classification is evaluated at the inception of the lease agreement. Regardless of classification, the Company records a right-of-use asset and a lease liability for all leases with a term greater than 12 months. Operating lease expense is recognized on a straight-line basis over the term of the lease.

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

The adoption of the new lease standard had a significant impact on the Company’s Consolidated Balance Sheets, resulting in the recognition on January 1, 2022 of a right-of-use asset of $36,304,289, current lease liabilities of $7,370,890, and long-term lease liabilities of $29,884,584. In addition, the Company recognized $414,373 cumulative effect adjustment to retained earnings on the Consolidated Statements of Shareholders’ Equity related to the unamortized deferred lease costs incurred in prior periods which do not meet the definition of initial direct costs under Topic 842. The adoption of Topic 842 did not have a significant impact on the lease classification or a material impact on the Consolidated Statements of Operations.

In March of 2024, LUXH surrendered four properties that were 1) under-performing, 2) in markets that have deteriorated since the signing of the lease, 3) suboptimal in terms of size and scale, 4) of a quality that could create other risks to the Company and 5) generally short-term remaining lease nature. The combined total units surrendered was 193. In addition, in late 2023 LUXH also decided to not move forward on a previously agreed to MLA as a result of repairs not completed by the landlord. As a result of this, the Company wrote-off $2,961,058 in security deposits and accrued for $2,803,942 in potential claims against the company as a result of these actions.

We record Indirect Lease Costs, or IDCs as part of the lease that is capitalized and amortized over the life of the lease. As of December 31, 2023, we had $6,945,357 capitalized under a number of leases.

The components of the right-of-use asset and lease liabilities as of December 31, 2023 and December 31, 2022, are as follows:

	December 31, 2023	December 31, 2022
Operating lease right of use assets, net	$241,613,588	$83,325,075
Operating lease liabilities, current portion	$1,982,281	$4,293,085
Operating lease liabilities, net of current portion	$242,488,610	$81,626,338

At December 31 2023, future minimum lease payments under the non-cancellable operating leases are as follows:

Year Ending December 31,
2024	$32,547,150
2025	33,490,713
2026	34,424,459
2027	35,617,460
2028	36,801,320
Thereafter	428,686,814
Total lease payment	$601,567,916

Less interest	(357,097,025)
Present value obligation	244,470,891
Short-term liability	1,982,281
Long-term liability	242,488,610

The following summarizes other supplemental information about the Company’s operating lease:

December 31,
2023
Weighted average discount rate	12.3%
Weighted average remaining lease term (years)	14.2 years

	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating lease cost	$34,949,654	$23,695,139
Short-term lease cost	$648,079	$561,229
Total lease cost	$35,597,733	$24,256,368

4 - ACCOUNTS RECEIVABLES, PROCESSOR AND CHANNEL RETAINED FUNDS

As of December 31, 2023 we had $1,500,000 of channel retained funds, $2,633,926 of processor retained funds, (net of allowances for credit losses of $393,412) $6,936,254 of receivables from OTAs (net of allowances for credit losses of $529,000) $4,585,370 in receivables from the City of New York and landlords and other receivables of $329,987 (net of allowances for credit losses of $486,708). These items as of December 31, 2022 were $1,500,000 of channel retained funds, $5,234,220 of processor retained funds, and no receivables from OTAs or from the City of New York and landlords. There were no receivables from OTAs, the City of New York and landlords for the year ended December 31, 2022, as (a) the Company did not manage common areas in its leases at this time, (b) the Company did not have properties leased to the City of New York, and (c) the Company’s primary OTAs settled more quickly during this period.

5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued expenses totaled $23,182,305 and $6,252,492 as of December 31, 2023 and December 31, 2022, respectively.

As of December 31, 2023, the balance consisted of approximately $2,024,000 of accrued payroll and related liabilities, $3,265,000 of utilities fees, $1,737,000 of rent, $632,000 of commissions, $8,400,000 of legal exposure,$3,910,000 in sales and other taxes, $590,000 in professional fees, $420,000 of supplies and sundries, $719,000 of repairs, maintenance, and improvements, $194,000 of insurance expense, $288,223 of bank and service fees, $52,000 of processing fees, $94,000 of license fees and public relations, $263,000 of printing expenses, $231,000 of Director Fees, $71,000 of internet and software expense, and $42,000 of other miscellaneous items.

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

Of the legal amounts accrued, the company believes the accrual best estimates the most likely outcomes of these matters however the range of outcomes could be between $5 and $8.5 million.

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

In April 2020 and May 2020, the Company obtained aggregate funding of $516,225 and $298,958, respectively, from a bank established by the Small Business Administration (“SBA”). The loans have an initial deferment period wherein no payments are due until the application of forgiveness is submitted, not to exceed ten months from the covered period. Interest will continue to accrue during this deferment period. The April 2020 loan was forgiven by the bank in the September 2022 quarter and subsequently transferred to “Other Income” in the Company’s financial statements. No collateral or personal guarantees were required to obtain the PPP loans.

Accrued interest at December 31, 2023 and December 31, 2022, was $5,571 and $5,571, respectively, and is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.

Future minimum principal repayments of the SBA — PPP loans payable are as follows:

For the Twelve Months Ending December 31,
2024	$276,658

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

On April 21, 2020, the Company received an EIDL loan in the amount of $500,000. The loan bears interest at 3.75% and requires monthly payments of principal and interest of $2,437 beginning April 21, 2022, and is personally guaranteed by a managing stockholder. On June 18, 2020, the Company received an EIDL loan in the amount of $150,000. The loan bears interest at 3.75% and requires monthly payments of principal and interest of $731 beginning June 18, 2022. On July 25, 2020, the Company received an EIDL loan in the amount of $150,000. The loan bears interest at 3.75% and requires monthly payments of principal and interest of $731 beginning July 25, 2022. Any remaining principal and accrued interest is payable thirty years from the date of the EIDL loan.

The outstanding balance at December 31, 2023 and December 31, 2022, was $786,950 and $800,000, respectively.

Accrued interest at December 31, 2023 was $27,644 and is included in accounts payable and accrued expenses in the consolidated balance sheets.

Future minimum principal repayments of the SBA — EIDL loans payable are as follows:

For the Twelve Months Ending December 31,
2024	$17,322
2025	15,391
2026	15,979
2027	16,588
2028	17,221
Thereafter	704,449
Total	$786,950

8 - SHORT-TERM BUSINESS FINANCING

The Company entered into multiple short-term factoring agreements related to future credit card receipts to fund operations as needed during 2023. The Company is required to repay this financing in fixed daily payments until the balance is repaid. Fees associated with this financing have been recognized in interest expense in the accompanying consolidated statement of operations. As of December 31, 2023 and December 31, 2022, the outstanding balance on these short-term business financings, net of unamortized costs, was $1,115,120 and $2,003,015, respectively, with all such amounts expected to be repaid within twelve months of the date of incurrence.

9 - LOANS PAYABLE

Loans payable consist of the following as of:

	December 31, 2023	December 31, 2022
Original borrowings of $250,000, bears interest at 1%, requires no payments until maturity in January 2024	-	210,500
Original payable of $151,096 with additional net borrowings of $252,954, requires monthly payments of $1,500 until total payments of $404,050 have been made	338,512	392,044
Original payable of $553,175 with additional net borrowings of $72,237, requires monthly payments of $25,000 until total payments of $625,412 have been made	400,000	450,000
Original payable of $492,180 with additional net borrowings of $620,804 requires monthly payments of $25,000 until total payments of $1,112,984 have been made	865,618	865,618
Borrowings of $9,075,000 and unamortized original issue discount of $638,388, bears interest at 5%, requires no payments until maturity in May 2023 (“Investor Notes”) subsequently modified on April 16, 2023 (see Note 16). In addition, all of the revenue share agreements related to these notes have been terminated for issuances of stock	-	8,275,040
Original borrowings of $60,000, bears interest at 1%, requires no payments until maturity in January 2024	-	60,000
Original amounts due of $195,000, related to services provided by a vendor, requires monthly payments of $10,000 through May 2022, then monthly payments of $25,000 through August 2022 at which time any remaining balance is due	20,000	65,000
Original borrowing of $119,224 with monthly payments $14,903	-	119,224
Other borrowing	356,048	225,929
Less: Current maturities	1,360,609	7,261,723
	$619,569	$3,401,632

Future minimum principal repayments of the loans payable are as follows:

For the Twelve Months Ending December 31,
2024	$1,238,237
2025	575,991
2026	25,778
2027	17,800
Loans payable	$1,857,806

10 - LOANS PAYABLE — RELATED PARTIES

Loans payable — related parties consists of the following:

	December 31, 2023	December 31, 2022
Original borrowings of $496,500, bears interest at 6%. Lender is a stockholder of the Company	$-	$238,000
Less: Current maturities	-	238,000
	$-	$-

In May of 2023, the Company issued 58,088 shares of common stock to repay this loan.

11 - CONVERTIBLE NOTES - RELATED PARTIES

On February 17, 2023, we entered into an exchange agreement with investors pursuant to which all principal, interest and prepayment premium outstanding under a nonconvertible 15% original issue discount (“OID”) note with private investors was exchanged for a convertible note in the principal amount of $2,079,686 and having a maturity date of August 17, 2023. This transaction was treated as an extinguishment of debt, and the Company recorded a loss of $58,579 as a result in February of 2023. In March 2023, we repaid $808,000 of the principal amount and subsequent to this repayment the balance of the notes were converted into 196,994 shares of common stock. As of December 31, 2023, none of the notes remains outstanding.

12 - LINE OF CREDIT

In February 2019, the Company entered into a line of credit agreement in the amount of $95,000. Outstanding borrowings were $69,975 and $94,975 as of December 31, 2023 and 2022, respectively.

13 - RELATED PARTY TRANSACTIONS

On December 20, 2022, the Company, and its Chairman and Co-Chief Executive Officer, Brian Ferdinand (“Ferdinand”), entered into a Note Extension and Conversion Agreement with Greenle Partners LLC Series Alpha PS (“Greenle Series Alpha”) and Greenle Partners LLC Series Beta P.S., a Delaware limited liability company (“Greenle Beta” and, together with Greenle Alpha, “Greenle”). Greenle was the purchaser of 15% OID senior secured notes (the “Notes”) and warrants to purchase the Company’s common stock (“Warrants”) under certain securities purchase agreements and loan agreements between the Company and Greenle, including the Securities Purchase Agreement dated as of September 30, 2022, as amended by the letter agreement dated October 20, 2022, and the Loan Agreement dated as of November 23, 2022.

Under the terms of the Note Extension and Conversion Agreement, Greenle agreed to convert from time to time up to $3,000,000 aggregate principal amount of the Notes into up to 1,000,000 shares of the Company’s common stock (the “Conversion Shares”) at the conversion price of $3.00 per share prescribed by the Notes. Additionally, Greenle agreed that the payment date of certain of the Notes in the aggregate principal amount of $1,250,000, maturing on January 30, 2023, would be extended to March 1, 2023. On the date of any such conversion, the Company would be obligated to issue to Greenle a number of credits under our existing revenue share agreements with them equal to fifteen percent (15%) of the principal amount of the Notes so converted. As of December 31, 2022, $300,000 of this note was converted and the entire $3,000,000 was converted in January of 2023. As part of this conversion, Mr. Ferdinand contributed to the Company 874,474 shares of common stock owned by him and his affiliates, which in turn, were used by the Company to fund the issuance of the Conversion Shares to Greenle in exchange for the conversion of the debt under the notes, which was maturing within a few months of this contribution. At the time of such contribution by Mr. Ferdinand, the market value of the shares of common stock so contributed was approximated $1.5 million.

On September 30, 2023, Shanoop Kothari, the Company’s Co-Chief Executive Officer and Chief Financial Officer, exercised warrants owned by him to purchase 120,000 shares of the Company’s common stock for gross and net proceeds to the Company of $500,000. These net proceeds were used by the Company for working capital and general corporate purposes.

On October 26, 2023, the Company consummated an underwritten public offering of 280,000 shares of the Company’s Series A Preferred Stock for gross proceeds (before underwriter costs and fees) of $7,000,000. The net proceeds of the offering were used by the Company for working capital and general corporation purposes. Mr. Ferdinand and Mr. Kothari both purchased 20,000 shares of Series A Preferred Stock in the offering on the same terms of all other investors participating in the offering providing approximately $1,000,000 of gross proceeds to the Company.

On November 17, 2023, the Company entered into a financing agreement with THA Holdings LLC (the “Lender”), an entity controlled and operated by Mr. Ferdinand, pursuant to which the Company agreed to issue to the Lender an unsecured, advancing term promissory note (the “Note”). Under the Note, the Company is able to borrow, and the Lender has committed to lend to the Company up to an aggregate principal amount of $10,000,000 (the “Initial Principal Amount”) to be funded in increments of $1,000,000 upon the Company’s request by the sale, from time to time, of shares of the Company’s common stock, owned by the Lender. On December 3, 2023, the Company and Mr. Ferdinand mutually agreed to cancel the Note. The amount of proceeds, less taxes, resulting from sales of common stock prior to the cancelation in the amount of $311,234 was contributed to the Company by Mr. Ferdinand. This was recorded as a contribution by founder in the accompanying consolidated statement of changes in equity.

In December of 2023, we paid $1,350,000 to Ferdinand under the terms of the Guarantee Trust agreement as part of his personal guarantees on the Wyndham agreements and the Development Incentive Advances. At December 31, 2023, $1,023,750 of this payment was classified as prepaid with $326,250 expensed during the year ended December 31, 2023.

14 - SECURITY DEPOSIT LETTER OF CREDIT

In November of 2022, the Company entered into a standby letter of credit agreement in the amount of $2,500,000 as security on a particular property. The letter of credit automatically renews annually unless cancelled beforehand with final maturity March 2038. In January of 2023, the Company entered into a standby letter of credit agreement in the amount of $1,000,000 as security on a particular property. In November of 2023, both letter of credits expired and associated cash collateralizing such letters of credit was remitted to the property owner as a security deposit.

15 - RISKS AND UNCERTAINTIES

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

16 - MAJOR SALES CHANNELS

The Company uses third-party sales channels to manage the reservations, collections, and other rental processes for most of the units. Three sales channels represented more than 85% of total revenue during the year ended December 31, 2023, as compared to 95% during the year ended December 31, 2022. The loss of business from one or a combination of the Company’s significant sales channels, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

17 - INCOME TAXES

The Company converted from an LLC into a C-Corp on January 4, 2022, and as such this is the second year subject to federal and state income taxes. We are subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The components of income tax and the effective tax rates for the years ended December 31, 2023, and 2022 are as follows:

Year ended December 31,
	2023	2022
Current:
Federal	-	-
State	-	-
Total Current Tax Expense	-	-
Deferred:
Federal	-	-
State	-	-
Total Deferred Tax Expense	-	-
Total Income tax expense	-	-

A reconciliation of an income tax expense at federal statutory income tax rate of 21.0% to our income tax expense at the effective tax rate is as follows:

	Year ended December 31,
	2023	2022
Tax at the Statutory Federal Rate	21.0%	21.0%
Permanent Differences	(3.5)%
True Up	(1.1)%
State Income Taxes	4.2%	5.5%
Valuation Allowance	(20.6)%	-26.5%
Effective Income Tax Rate	0.0%	0.0%

Deferred tax assets consist of the following at December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
Non-Cash Stock Compensation Expense	2,483,054	676,190
Change in Right-of-Use Asset and Lease Liability, Net	742,016	436,143
Settlement Liability	2,181,404	-
Depreciation	1,010	-
NOL Carry-forward	13,359,398	1,151,025
Total Deferred Tax Assets	18,766,882	2,263,358
Unrealized Gain	(290,260)	-
Net Deferred Tax Assets before Valuation Allowance	18,476,622	2,263,358
Valuation Allowance	(18,476,622)	(2,263,358)
Net Deferred Tax Assets	-	-

Based on recent operating losses, and an assessment that is not more likely than not that the net deferred tax asset will be utilized, the Company has recorded a full valuation allocation on its deferred tax assets. Accordingly, a valuation allowance of $18,476,622 has been established.

18 - STOCK OPTIONS AND WARRANTS

Options

During the year ended December 31, 2023 and December 31, 2022, the Company granted options to purchase an aggregate of 275,000 and 3,826,500 shares of common stock, respectively, under the Company’s 2022 performance equity plan, with weighted average exercise prices of $3.89 and $3.28, respectively.

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

The Black-Scholes option pricing model was used with the following weighted assumptions for options granted:

December 31, 2023
Risk-free interest rate	3.12 – 4.70%
Expected option life	6 months – 48 months
Expected volatility	37.98 – 62.43%
Expected dividend yield	–%
Exercise price	$1.40 – 4.00

The following table summarizes stock option activity for the year ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,910,484	$4.00	9.8	$-
Granted	275,000	3.89
Exercised	(20,000)	1.76
Expired	-	-
Forfeited	(418,599)	2.17
Outstanding at December 31, 2023	1,746,885	$2.86	9.0	$5,427,118
Exercisable at December 31, 2023	489,295	$2.70	8.8	$1,599,251

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expense of $617,819 and $751,776 for the year ended December 31, 2023 and December 31, 2022, respectively. Unamortized option expense as of December 31, 2023, for all options outstanding amounted to $1,291,367. These costs are expected to be recognized over a weighted average period of 1.2 years.

A schedule of the Company’s nonvested options as of December 31, 2023, is presented below:

	Number of Nonvested Options	Weighted Average Grant Date Fair Value
Nonvested options at December 31, 2022	1,910,484	$2.55
Granted	275,000	3.89
Forfeited	(418,599)	2.17
Vested	(509,295)	2.66
Nonvested options at December 31, 2023	1,257,590	$2.93

Warrants

In connection with certain private placements funded by certain of the Company’s officers and directors prior to the Company’s initial public offering, the Company issued promissory notes and warrants. The warrants were contingent upon, and became effective upon, consummation of the Company’s initial public offering on August 11, 2022. In total, warrants to purchase up to 695,000 shares of the Company’s common stock were issued to certain of the Company’s officers and directors with a weighted average exercise price of $4.20. These warrants are exercisable for five years from date of effectiveness and expire in August 2027.

Also, in conjunction with the initial public offering, the Company issued warrants to purchase up to 135,000 shares of the Company’s common stock to the underwriter of the initial public offering, Maxim Group LLC (“Maxim”), with an exercise price of $4.40. These warrants are exercisable for five years and expire in August 2027.

Also, in connection with certain private placements with Greenle, the Company issued warrants to purchase up to 920,000 shares of the Company’s common stock with an exercise price of $4.00. These warrants are exercisable for five years and expire in August of 2027. In connection with such private placements, the Company also issued warrants to purchase up to 32,000 shares of the Company’s common stock to Maxim (which served as agent for such private placement) at an exercise price of $4.40. These warrants are exercisable for five years and expire in August of 2027.

On September 16, 2022, September 30, 2022, and October 30, 2022 in conjunction with a financing with the same third-party investor, the Company issued warrants to purchase up to 517,500 shares, 352,188 shares, and 366,562 shares of the Company’s common stock, respectively, all of which warrants had an exercise price of $4.00 per share. These warrants were subsequently cancelled and reissued at $2.00 per share in August of 2023.

On February 15, 2023, in conjunction with an advisory agreement, the Company issued warrants to purchase up to 250,000 shares of our common stock with an exercise price of $4.00 per share. These warrants have a term of five years and expire in February 2028. As a result of these transaction, the Company recorded $167,573 in warrant expense.

On April 16, 2023 in conjunction with an agreement with certain lenders, the Company issued warrants to purchase up to 1,000,000 shares of the Company’s common stock with an exercise price of $3.00 per share, and warrants to purchase up to 250,000 shares of our common stock with an exercise price of $4.00 per share. All of these warrants have a term of 5 years and expire in April of 2028. Under this agreement, these lenders would be required to exercise all or a portion of these warrants if the Company’s common stock traded at prices between $3.00 per share and $4.00 per share for a prescribed number of trading days. On June 19, 2023, this agreement was modified to convert all of related outstanding debt in exchange for a reduction in the exercise price of all of these warrants to $2.50 per share. In conjunction with these transactions, the Company recorded non-cash financing expenses of $259,074.

On November 6, 2023, in conjunction with an agreement with certain shareholders to amend agreements to waive registration rights for any currently issued common stock for a period of 12 months and any future issuances for a rolling 12-month period from the date such of issuance of such common stock. As consideration for this waiver, the Company issued 2,000,000 warrants of common stock at an exercise price of $4.00 a share. As a result of these transactions, the Company recorded $4,939,000 in warrant expense.

On December 17, 2023, the Company and certain existing warrant holders entered into an agreement pursuant to which these warrant holders exercised a portion of their existing warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock. for gross proceeds of $4,000,000. As consideration for this agreement, the Company issued new warrants to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price of $5.00 per share. As a result of these transactions, the Company recorded $4,187,800 in warrant expense.

On December 27, 2023, the Company and certain existing warrant holders entered into an agreement pursuant to which these warrant holders exercised a portion of their existing warrants to purchase an aggregate of 500,000 shares of the Company’s common stock for gross proceeds of $2,000,000. As consideration for this agreement, the Company issued new warrant to purchase up to 1,000,000 shares of Common Stock at an exercise price of $5.50. As a result of these transactions, the Company recorded $3,081,400 in warrant expense.

The following table summarizes warrant activity for the twelve months ended December 31, 2023:

	Number of Shares Issuable Upon Exercise of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	3,018,250	$2.64	4.8	$-
Issued	6,500,000	4.25
Exercised	(4,076,250)	2.49
Expired	-	-
Outstanding at December 31, 2023	5,442,000	$4.68	4.7	$7,038,940
Exercisable at December 31, 2023	5,442,000	$4.68	4.7	$7,038,940

In the year ended December 31, 2022, no shares were issued from the exercise of warrants.

19 - Revenue Share Exchange

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

As of December 31, 2023, the Company has issued an aggregate of 7,040,000 Agreement Shares to Greenle, and has reserved an aggregate of 7,354,250 Agreement Shares which may be issue to Greenle from time to time through August 31, 2028.

20 - WYNDHAM AGREEMENTS

On August 2, 2023, the Company entered into franchise agreements with Wyndham Hotels & Resorts, Inc. pursuant to which the hotels operated by the Company became, and future acquired properties will become, part of the Trademark Collection® by Wyndham and Travelodge by Wyndham brands while staying under the operational control of the Company.

The Franchise Agreements have initial terms of 15 to 20 years and require Wyndham to provide financial, sales and operational-related support with respect to the initial properties governed by these agreements. The Franchise Agreements contain customary representations, warranties, covenants, indemnification, liquidated damages and other terms for transactions of a similar nature, including customary membership and marketing fees and if applicable, booking fees.

Pursuant to the Franchise Agreements, Wyndham provides the Company with capital through development advance notes (“Development Incentive Advances.” Consistent with market practice, such Development Incentive Advances are evidenced by certain promissory notes with customary amortization and repayment terms. The Development Incentive Advances are not repayable if the terms of the agreement are met by the Company. In conjunction with the Company’s entry into the Franchise Agreements, the Company also paid a one-time, initial, nonrefundable franchise fee to Wyndham.

As of December 31, 2023, the Company had aggregate Development Incentive Advances outstanding of $5,968,696, of which $300,840 is characterized as short-term liabilities and $5,667,857 is characterized as long-term liabilities. For the year ended December 31, 2023, we amortized $48,095, and we expect to amortize $300,840 annually for the term of the Franchise Agreements.

21 – REDEEMABLE PREFERRED STOCK

On October 26, 2023, the Company issued 280,000 shares of 13% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) at a stated value of $25 per share. Subsequently as part of the underwriters’ overallotment option, an additional 14,144 shares were sold on December 5, 2023. The Company realized aggregate net proceeds of $5,775,596 in connection with the issuances of these shares.

As part of the terms of the Series A Preferred Stock offering, if a change of control or delisting event occurs prior to October 26, 2024, the Company will be required to redeem the Series A Preferred Stock plus an amount equal to any accrued and unpaid interest. Under FASB Topic D-98, this redemption provision requires the classification of this security outside of permanent equity. The Company has classified this security as Mezzanine Equity on its December 31, 2023 Balance Sheet and expects to do so until October 26, 2024.

During the year ended December 31, 2023, the Company paid $168,136 in aggregate dividends on its outstanding Series A Preferred Stock.

22 - EQUITY TRANSACTIONS

The tables below outline equity issuances not related to the conversion from an LLC to C Corp, the initial public offering the exercise of Options or Warrants, the conversion of debt into equity or the issuance of shares pursuant to revenue share agreements.

For the three months ended December 31, 2023

Description	P/L Account	Date	Shares	Price	Value
Employee compensation	Non-Cash Compensation Expense	12/29/2023	1,352,000	$5.97	$8,071,440
Subtotal			1,352,000		$8,071,440

For the three months ended September 30, 2023

Description	P/L Account	Date	Shares	Price	Value
Non-employee Board members pursuant to related comp. policy	Non-Cash Stock Compensation Expense	8/16/2023	91,525	$2.85	$260,846
In connection with certain property finders’ fee arrangements	Non-Cash Issuance of Common Stock for Operating Expenses	8/21/2023	30,555	$2.90	$88,610
In connection with advisory services	Non-Cash Issuance of Common Stock for Operating Expenses	8/21/2023	15,278	$2.90	$44,306
Advisory and legal services	Non-Cash Issuance of Common Stock for Operating Expenses	8/21/2023	9,250	$2.85	$26,363
Acorn Management Partners in connection with advisory services	Non-Cash Issuance of Common Stock for Operating Expenses	8/28/2023	8,741	$2.89	$25,261
Elizabeth Brown in connection with her termination of employment	Non-Cash Issuance of Common Stock for Operating Expenses	7/21/2023	50,000	$3.11	$155,500
Subtotal			205,349		$600,886

For the three months ended June 30, 2023

Description	P/L Account	Date	Shares	Price	Value
Issuance of shares for deferred compensation	Accrued Liabilities	5/24/2023	86,518	$2.97	$256,958
Issuance of shares for deferred compensation	Accrued Liabilities	5/17/2023	73,518	$2.86	$210,259
Subtotal			160,036		$467,217
Acorn Management Partners in connection with advisory services	Non-Cash Issuance of Common Stock for Operating Expenses	6/1/2023	15,040	$3.42	$51,437
In connection with certain property finders’ fee arrangements	Non-Cash Issuance of Common Stock for Operating Expenses	5/17/2023	65,573	$3.05	$199,998
Issuance of shares for consulting agreement	Non-Cash Issuance of Common Stock for Operating Expenses	5/3/2023	195,912	$2.72	$532,880
Subtotal			276,525		$784,314

For the three months ended March 31, 2023

Description	P/L Account	Date	Shares	Price	Value
Non-employee Board members pursuant to related comp. policy	Non-Cash Stock Compensation Expense	3/1/2023	166,665	$2.58	$429,996
In connection with certain property finders’ fee arrangements	Non-Cash Issuance of Common Stock for Operating Expenses	3/17/2023	136,887	$2.45	$335,373
In connection with a consulting agreement	Non-Cash Issuance of Common Stock for Operating Expenses	2/10/2023	196,994	$1.85	$364,439
In connection with a marketing agreement	Non-Cash Issuance of Common Stock for Operating Expenses	2/10/2023	100,000	$1.85	$185,000
Subtotal			600,546		$1,314,808

			1,242,456		$3,161,267

For the year ended December 31, 2022

Description	P/L Account	Date	Shares	Price	Value
Employee Compensation	Non-Cash Compensation Expense	12/14/2022	875,000	$1.69	$1,478,750
In connection with a consulting agreement	Non-Cash Issuance of Common Stock for Operating Expenses	12/20/2022	174,000	$1.69	$294,060
Non-employee Board members pursuant to related comp. policy	Non-Cash Stock Compensation Expense	12/16/2022	13,500	$1.70	$22,950
Non-employee Board members pursuant to related comp. policy	Non-Cash Stock Compensation Expense	8/16/2022	54,000	$3.37	$181,980

			1,116,500		$1,977,740

23 - SUBSEQUENT EVENTS

Warrant Exercise and Price Reduction

On February 16, 2024, the Company entered into a letter agreement with Greenle pursuant to which Greenle exercised 500,000 of its warrants at the prescribed exercise price of $2.00 and, in consideration for such exercise, the Company reduced the exercise price of all of the other warrants held by Greenle from $5.00 (2,000,000 warrants) and $5.50 (1,000,000 warrants) to $2.50.

Settlement with City of New York

As previously discussed in the final prospectus for the Company’s initial public offering and in subsequent filings made under the Securities Exchange Act of 1934, as amended, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, prior to the Company’s focus on leasing entire hotel properties and renting the rooms therein to vacation and business travelers, the Company also engaged in the leasing of multi-family dwellings and renting apartments therein to travelers and others on a short-stay basis. As noted in prior filings, numerous municipalities, including the City of New York, have adopted laws and regulations limiting or prohibiting this latter business activity in prescribed residential areas. The adoption of these laws and regulations, together with the numerous favorable hotel lease acquisition opportunities the Company identified as a result of difficulties within the hotel industry resulting from the COVID-19 pandemic, served as the impetus for the shift in the Company’s focus to hotel properties. While the Company’s principal business and operations have not involved residential dwellings since the end of 2022, the Company did conduct short-stay rental operations in residential areas during the period prior to this business shift. As noted in the relevant filings with the Supreme Court of the State of New York, the Company voluntarily initiated contact with the City of New York regarding such operations and voluntarily came forward to resolve any liability arising under applicable laws and regulations. Indeed, the voluntary initiation by the Company of such resolution activity was an integral part of its shift away from residential properties to hotel properties with the objective of ensuring the shift was without trailing liabilities, and as part of this initiative, the Company reserved against projected liabilities in its financial statements.

On March 4, 2024, the City of New York filed a Voluntary Stipulation of Settlement (the “Settlement”) entered into by the City of New York and the Company in an action captioned The City Of New York v. Corphousing Group, Inc. f/k/a Corphousing LLC, and SoBeNY Partners, Inc. f/k/a SoBeNY Partners LLC (the “Action”). Under the terms of the Settlement, the Company is enjoined from future marketing, advertising or making available any rental properties for stay periods of 30 days or more in any properties that are subject to the short-stay prohibitions under applicable laws and regulations. The Settlement covers activity that ended in March 2022, and the Company has no intention in engaging in such business activity again. The Company agreed to an aggregate fine of $1,200,000 which shall be paid through an initial payment of $225,000 and six additional semi-annual payments of $162,500 through November 2026. Accrued liabilities associated with this item here included in the consolidated balance sheet as of December 31, 2023.

The Settlement shall become effective on the date (the “Effective Date”) that it is “so ordered” by the Supreme Court of the State of New York. The Settlement contains a release and waiver from the City of New York in favor of the Company, parents, subsidiaries, other affiliates, and all of their officers, directors, agents, employees, insurers and assigns with respect to any and all matters addressed in the Settlement that occurred or may have accrued up to the Effective Date (upon payment in full of the settlement amount).