Form 10-Q
period 2024-03-31
LUXURBAN HOTELS INC.
filed 2024-05-13
CIK 1893311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024, the registrant had 44,539,361 shares of common stock, $.00001 par value, outstanding.

i

Part I - Financial Information

Item 1 - Financial Statements.

LUXURBAN HOTELS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and Cash Equivalents	$994,904	$752,848
Accounts Receivable, Net	486,067	329,887
Channel Retained Funds, Net	1,500,000	1,500,000
Processor Retained Funds, Net	2,633,926	2,633,926
Receivables from On-Line Travel Agencies, Net	6,749,769	6,936,254
Receivables from City of New York and Landlords, Net	6,018,035	4,585,370
Prepaid Expenses and Other Current Assets	1,361,114	1,959,022
Prepaid Guarantee Trust - Related Party	672,750	1,023,750
Total Current Assets	20,416,565	19,721,057
Other Assets
Furniture, Equipment and Leasehold Improvements, Net	677,559	691,235
Security Deposits - Noncurrent	20,607,413	20,307,413
Prepaid Expenses and Other Noncurrent Assets	5,974,276	960,729
Operating Lease Right-Of-Use Assets, Net	229,016,100	241,613,588
Total Other Assets	256,275,348	263,572,965
Total Assets	$276,691,913	$283,294,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$28,868,844	$23,182,305
Bookings Received in Advance	6,576,403	4,404,216
Short Term Business Financing, Net	3,733,417	1,115,120
Loans Payable - Current	1,666,108	1,654,589
Initial Direct Costs Leases - Current	300,000	486,390
Operating Lease Liabilities - Current	1,944,026	1,982,281
Development Incentive Advances - Current	8,893,987	300,840
Total Current Liabilities	51,982,785	33,125,741
Long-Term Liabilities
Loans Payable	1,447,720	1,459,172
Development Incentive Advances - Noncurrent	-	5,667,857
Initial Direct Costs Leases - Noncurrent	3,950,000	4,050,000
Operating Lease Liabilities - Noncurrent	231,815,657	242,488,610
Total Long-Term Liabilities	237,213,377	253,665,639
Total Liabilities	289,196,162	286,791,380
Mezzanine equity
13% Redeemable Preferred Stock; Liquidation Preference $25 per Share; 10,000,000 Shares Authorized; 294,144 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	5,775,596	5,775,596
Commitments and Contingencies
Stockholders’ Deficit
Common Stock (shares authorized, issued, outstanding - 41,839,361, and 39,462,440, shares outstanding as of March 31, 2024 and December 31, 2023, respectively)	418	394
Additional Paid In Capital	98,455,107	90,437,155
Accumulated Deficit	(116,735,370)	(99,710,503)
Total Stockholders’ Deficit	(18,279,845)	(9,272,954)
Total Liabilities and Stockholders’ Deficit	$276,691,913	$283,294,022

See accompanying notes to condensed consolidated financial statements.

LUXURBAN HOTELS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For The
	Three Months Ended
	March 31,
	2024	2023
Net Rental Revenue	$29,101,207	$22,814,175
Rent Expense	8,344,007	5,421,867
Non-Cash Rent Expense Amortization	2,093,667	1,651,669
Surrender of Deposits	750,000	-
Other Expenses	22,508,411	10,378,765
Total Cost of Revenue	33,696,085	17,452,301
Gross (Loss) Profit	(4,594,878)	5,361,874
General and Administrative Expenses	3,755,756	2,742,586
Non-Cash Issuance of Common Stock for Operating Expenses	304,925	884,816
Non-Cash Stock Compensation Expense	724,514	429,996
Non-Cash Stock Option Expense	152,339	167,573
Partnership Considerations	2,679,469	-
Total Operating Expenses	7,617,003	4,224,971
(Loss) Income from Operations	(12,211,881)	1,136,903
Other Income (Expense)
Other Income	210,076	39,878
Cash Interest and Financing Costs	(2,459,800)	(2,130,605)
Non-Cash Financing Costs	(2,324,270)	(1,704,549)
Total Other Expense	(4,573,994)	(3,795,276)
Loss Before Provision for Income Taxes	(16,785,875)	(2,658,373)
Provision for Income Taxes	-	122,161
Net Loss	(16,785,875)	(2,780,534)
Preferred Stock Dividend	(238,992)	-
Net Loss Attributable to Common Stockholders	$(17,024,867)	$(2,780,534)
Basic Loss Per Common Share	$(0.35)	$(0.10)
Diluted Loss Per Common Share	$(0.35)	$(0.10)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	49,223,606	28,659,358

See accompanying notes to condensed consolidated financial statements.

LUXURBAN HOTELS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

(UNAUDTIED)

	Common Stock		Additional Paid in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	(Deficit)
Balance - December 31, 2023	39,462,440	$394	$90,437,155	$(99,710,503)	$(9,272,954)
Net Loss	-	-	-	(16,785,875)	(16,785,875)
Non-Cash Stock Compensation Expense	222,800	2	633,074		633,076
Non-Cash Option Compensation Expense	-	-	152,339	-	152,339
Issuance of Shares for Operating Expenses	69,863	1	304,925	-	304,926
Modification of Warrants	-	-	2,036,200	-	2,036,200
Warrant Exercise	1,450,000	15	4,799,985	-	4,800,000
Issuance of Shares to Satisfy Loans	20,008	-	91,435	-	91,435
Issuance of Shares for Revenue Share Agreements	614,250	6	(6)	-	-
Preferred Dividends	-	-	-	(238,992)	(238,992)
Balance - March 31, 2024	41,839,361	$418	$98,455,107	$(116,735,370)	$(18,279,845)

Balance -December 31, 2022	27,691,918	$276	$17,726,592	$(21,018,992)	$(3,292,124)
Net Loss	-	-	-	(2,780,534)	(2,780,534)
Non-Cash Stock Compensation Expense	166,665	2	429,994	-	429,996
Non-Cash Stock Option Expense	-	-	167,573	-	167,573
Issuance of Shares for Operating Expenses	433,881	4	884,812	-	884,816
Conversion of Loans	900,000	9	2,699,991	-	2,700,000
Warrant Exercise	200,000	2	399,998	-	400,000
Loss on Debt Extinguishment	-	-	58,579	-	58,579
Balance - March 31, 2023	29,392,464	$293	$22,367,539	$(23,799,526)	$(1,431,694)

See accompanying notes to consolidated financial statements.

LUXURBAN HOTELS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

(UNAUDITED)

	March 31,
	2024	2023
Cash Flows from Operating Activities
Net Loss	$(16,785,875)	$(2,780,534)
Adjustments to reconcile net loss to net cash provided by operating activities:
Writeoff of security deposits	750,000	-
Writeoff of vendor overpayment	50,000	-
Non-cash stock compensation expense	55,500	429,996
Non-cash stock director expense	577,576	-
Non-cash stock option expense	152,339	167,573
Depreciation expense	13,676	11,031
Shares issued for operating expenses	304,926	884,816
Modification of Warrants	2,036,200	-
Non-cash lease expense	10,146,639	6,456,386
Gain on lease exit	(209,811)	-
Non-cash forgiveness of Development Incentive Advances	(75,210)
Gain on sale of Treasury Bills	-	(31,014)
Non-cash Financing Charges Associated with Short Term Business Financing	286,576	78,402
Loss on Debt Extinguishment	-	58,579
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts Receivable, Net	(156,180)	-
Processor retained funds	-	(218,023)
Receivables from On-Line Travel Agencies, Net	186,485	-
Receivables from City of New York and Landlords, Net	(1,432,665)	-
Prepaid expense and other assets	(4,415,639)	261,157
Prepaid Guarantee Trust - Related Party	351,000	-
Security deposits	(1,050,000)	(3,907,720)
(Decrease) Increase in:
Accounts payable and accrued expenses	5,636,539	1,024,948
Operating lease liabilities	(8,050,548)	(4,804,716)
Rents received in advance	2,172,187	2,630,239
Accrued Income Taxes	-	122,161
Net cash (used in) provided by operating activities	(9,456,285)	383,281

Cash Flows from Investing Activities
Purchase of Furniture and Equipment	-	(249,762)
Proceeds from the sale of Treasury Bills	-	2,692,396
Net cash provided by investing activities	-	2,442,634

Cash Flows from Financing Activities
Deferred offering costs - net
Proceeds from (Repayments of) short term business financing - net	2,331,721	(1,255,512)
Warrant Exercises	4,800,000	400,000
Proceeds from Development Incentive Advances	3,000,500	-
Proceeds from (Repayments of) loans payable - net	67	(165,896)
Repayments of financed initial direct costs	(194,955)	-
Preferred shareholder dividends paid	(238,992)	-
Net cash provided by (used in) financing activities	9,698,341	(1,021,408)

Net Increase in Cash and Cash Equivalents and Restricted Cash	242,056	1,804,507
Cash and Cash Equivalents and Restricted Cash - beginning of the period	752,848	2,176,402
Cash and Cash Equivalents and Restricted Cash - end of the period	994,904	3,980,909

Cash and Cash Equivalents	994,904	2,880,909
Restricted Cash	-	1,100,000
Total Cash and Cash Equivalents and Restricted Cash	$994,904	$3,980,909

Supplemental Disclosures of Cash Flow Information
Taxes	$-	$-
Interest	$1,598,784	$2,130,605
Noncash operating activities:
Acquisition of New Operating Lease Right-of-Use Assets	$-	$88,267,775
Noncash financing activities:
Financed Initial Direct Costs for leases paid with common stock	$91,435	$-
Conversion of debt to common stock and additional paid-in capital	$-	$2,700,000

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LUXURBAN HOTELS INC.
March 31, 2024

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

In August 2023, the Company entered into franchise agreements with Wyndham Hotels & Resorts, Inc. pursuant to which the hotels operated by the Company were to become part of the Trademark Collection® by Wyndham and Travelodge by Wyndham brands while staying under the operational control of the Company.

In May 2024, in light of discussions between our Company and Wyndham on the initial and projected future performance of our properties within the franchise relationships, we commenced the return of all property listings to our control, terminating our franchise relationship with Wyndham. The Company is currently in the process of de-platforming these properties from Wyndham’s systems and moving each hotel listing back under the Company’s control. The Company expects that this process will be completed by the end of May 2024 with minimal operational disruption, although unforeseen risks could cause delays. As part of the Company’s previously announced imitative to add industry depth and breadth to its board of directors and management to help evolve operations, the Company’s enhanced board and executive teams have reviewed all existing operational relationships. Given the Company’s operating model, it was concluded that over the long term the Company would be better served operationally and financially by operating the hotels as an independent operator.

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

Payment received for the future use of a rental unit is recognized as a liability and reported as rents received in advance on the balance sheets. Rents received in advance are recognized as revenue after the rental unit is occupied by the customer for the agreed upon length of time. The rents received in advance balance as of March 31, 2024, and December 31, 2023, was $6,576,403 and $4,404,216, respectively and is expected to be recognized as revenue within a one-year period.

c.

Use of Estimates — The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

d

Going Concern — The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation as a going concern. As reflected in the accompanying statement of operations, for the year ended December 31, 2023, and the three-month ended March 31, 2024, the Company had a net loss of $78,523,377 and $16,785,875, respectively. In addition, the Company sustained significant losses in prior years. The Company’s working capital as of March 31, 2024, was a deficit of $22,973,073. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management has evaluated the significance of the conditions in relation to the Company’ ability to meet its obligations and believes that its current cash balance along with its currently projected cash flows from operations will not provide sufficient capital to continue as a going concern. In an effort to achieve liquidity that would be sufficient to meet all of our commitments, we have undertaken a number of actions, including raising capital through the sale of equity and the sale of debt. The Company’s ability to continue as a going concern is dependent upon improving operating margins and raising capital through debt and/or equity financing. Without additional capital, we may not have sufficient capital to continue operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

e.

Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2024, the Company had cash and cash equivalents of $994,904. The Company had $752,848 of cash equivalents as of December 31, 2023.

f.	Accounts Receivable, Channel Retained Funds, and Processor Retained Funds — The Company’s accounts receivable consists of amounts due from landlords, amounts due from the City of New York, and receivables from Online Travel Agents (“OTAs”) and other sales channels. The amounts due from landlords are related to common area expenses we incur for the benefit of all tenants and ultimately can be netted to amounts owed to the landlord, not requiring an allowance as the amounts owed to the landlord are far greater than amounts owed to us. Regarding the receivable with the City of New York, we have cancelled our contract with the City of New York and do not expect the need for an allowance of credit losses on the remaining balanced owed to us. During the year ended December 31, 2023, we wrote off $2,947,780 of receivables from the city on a property we leased but later decided to exit due to the timing of payments from the City of New York. Finally, we have a reserve for credit losses with receivables from OTAs, in the amount of $529,000 as of March 31, 2024 and December 31, 2023, respectively. Processor retained funds on the balance sheet are net of any requested and allowed chargebacks and funds released to use during the period.

g.	Fair Value of Financial Instruments — The carrying amount of cash and cash equivalents, processor retained funds, security deposits, accounts payable and accrued expenses, rents received in advance, receivables from OTAs, development incentive advances, and short-term business financing advances approximate their fair values as of March 31, 2024 and December 31, 2023 because of their short term natures.

h.	Commissions — The Company pays commissions to third-party sales channels to handle the marketing, reservations, collections, and other rental processes for most of the units. For the three months ended March 31, 2024, commissions were $6,192,305 as compared to $3,073,533 for the three months ended March 31, 2023. These expenses are included in cost of revenue in the accompanying consolidated statement of operations.

i.	Income Taxes — In accordance with GAAP, the Company follows the guidance in FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition and measurement of a tax position taken or expected to be taken in a tax return.

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

For the three months ended March 31, 2024, the Company did not record a tax provision for income taxes as a result of net losses for the period. For the three months ended March 31, 2023, the Company recorded a tax provision of $122,161.

j.	Sales Tax — The majority of sales tax is collected from customers by our third-party sales channels and remitted to governmental authorities by these third-party sales channels. For any sales tax that is the Company’s responsibility to remit, the Company records the amounts collected as accrued expenses and relieves such liability upon remittance to the taxing authority. Rental income is presented net of any sales tax collected. As of March 31, 2024 and December 31, 2023, the Company accrued sales tax payable of $363,952 and $3,266,302, respectively, and it is included in accounts payable and accrued expenses in the consolidated balance sheet.

k.	Paycheck Protection Program Loan (“PPP”) — As disclosed in Note 3, the Company has chosen to account for the loan under FASB ASC 470, Debt. Repayment amounts due within one year are recorded as current liabilities, and the remaining amounts due in more than one year, if any, as other liabilities. In accordance with ASC 835, Interest, no imputed interest is recorded as the below market interest rate applied to this loan is governmentally prescribed. If the Company is successful in receiving forgiveness for those portions of the loan used for qualifying expenses, those amounts will be recorded as a gain upon extinguishment as noted in ASC 405, Liabilities.

l.	Earnings Per Share (“EPS”) — Basic net loss per share is the same as diluted net loss per share for the three months ended March 31, 2024 because the inclusion of potentially issuable shares of common stock would have been anti-dilutive for the periods presented. For the three months ended March 31, 2023, basic net loss per share is the same as diluted net loss per share because the inclusion of potentially issuable shares of common stock would have been anti-dilutive for the periods presented.

m.	Preferred Stock — The Company accounts for its preferred stock in accordance with ASC Topic 480, Distinguishing Liabilities from Equity. Conditionally redeemable preferred stock is classified as mezzanine equity within the Company’s consolidated balance sheet.

3 - LEASES

Under ASC 842, the Company applies a dual approach to all leases whereby the Company is a lessee and classifies leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the Company. Lease classification is evaluated at the inception of the lease agreement. Regardless of classification, the Company records a right-of-use asset and a lease liability for all leases with a term greater than 12 months. Operating lease expense is recognized on a straight-line basis over the term of the lease.

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

The components of the right-of-use assets and lease liabilities as of March 31, 2024 and December 31, 2023 were as follows:

At March 31, 2024 and December 31, 2023, supplemental balance sheet information related to leases were as follows:

	March 31, 2024	December 31, 2023
Operating lease right of use assets, net	$229,016,100	$241,613,588
Operating lease liabilities, current portion	$1,944,026	$1,982,281
Operating lease liabilities, net of current portion	$231,815,657	$242,488,610

At March 31, 2024, future minimum lease payments under the non-cancelable operating leases are as follows:

Schedule of future minimum lease payments under the non-cancelable operating leases

Twelve Months Ending March 31,
2025	$30,835,724
2026	31,709,210
2027	32,589,176
2028	33,826,455
2029	34,890,889
Thereafter	409,189,267
Total lease payment	$573,040,721
Less interest	(339,281,038)
Present value obligation	233,759,683
Short-term liability	1,944,026
Long-term liability	$231,815,657

The following summarizes other supplemental information about the Company’s operating lease:

	March 31, 2024	March 31, 2023
Weighted average discount rate	12.15%	10.0%
Weighted average remaining lease term (years)	13.4 years	13.0 years

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Operating lease cost	$10,146,639	$6,456,680
Short-term lease cost	$291,035	$616,856
Total lease cost	$10,437,674	$7,073,536

4 - ACCOUNTS RECEIVABLES, PROCESSOR AND CHANNEL RETAINED FUNDS

As of March 31, 2024 we had $1,500,000 of channel retained funds, $2,633,926 of processor retained funds, (net of allowances for credit losses of $393,412) $6,749,769 of receivables from OTAs (net of allowances for credit losses of $529,000) $6,018,035 in receivables from the City of New York and landlords and other receivables of $486,067 (net of allowances for credit losses of $486,067). These items as of December 31, 2023 had $1,500,000 of channel retained funds, $2,633,926 of processor retained funds, (net of allowances for credit losses of $393,412) $6,936,254 of receivables from OTAs (net of allowances for credit losses of $529,000) $4,585,370 in receivables from the City of New York and landlords and other receivables of $329,987 (net of allowances for credit losses of $486,708).

5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued expenses totaled $28,868,844 and $23,182,305 as of March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024, the balance consisted of approximately $1,203,000 of accrued payroll and related liabilities, $3,329,000 of utilities fees, $9,783,000 of legal exposure, $4,912,000 in sales and other taxes, $4,178,000 for rent, $850,000 for interest expense, $289,000 for telephone and cable expense, $627,000 of insurance expense, $246,000 professional fees, $960,000 for repairs, maintenance and improvements, $582,000 for linens, sundries and supplies, $317,000 for cleaning expense, $563,000 for initial franchise fees paid on behalf of the Company by a related party (repaid subsequent to March 31, 2024), $123,000 for commissions, $216,000 for printing expense and $690,000 of other miscellaneous items.

As of December 31, 2023, the balance consisted of approximately $2,024,000 of accrued payroll and related liabilities, $3,265,000 of utilities fees, $1,737,000 of rent, $632,000 of commissions, $8,400,000 of legal exposure, $3,910,000 in sales and other taxes, $590,000 in professional fees, $420,000 of supplies and sundries, $719,000 of repairs, maintenance and improvements, $194,000 of insurance expense, $288,223 of bank and service fees, $52,000 of processing fees, $94,000 of license fees and public relations, $263,000 of printing expenses, $231,000 of Director fees, $71,000 of internet and software expense and $42,000 of other miscellaneous items.

Of the legal amounts accrued, the company believes the accrual best estimates the most likely outcomes of these matters however the range of outcomes could be between $5 million and $8.5 million.

6 - LOANS PAYABLE – SBA – PPP LOAN

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

Accrued interest at March 31, 2024 and December 31, 2023, was $6,318 and $5,571, respectively, and is included in accounts payable and accrued expenses in the consolidated balance sheets.

Future minimum principal repayments of the SBA - PPP loans payable are as follows:

For the Twelve Months Ending March 31,
2025	$276,658

7 - LOANS PAYABLE – SBA – EIDL LOAN

During 2020, the Company received three 3 SBA Economic Injury Disaster Loans (“EIDL”) in response to the COVID-19 pandemic. These are 30-year loans under the EIDL program, which is administered through the SBA. Under the guidelines of the EIDL, the maximum term is 30 years; however, terms are determined on a case-by-case basis based on each borrower’s ability to repay and carry an interest rate of 3.75%. The EIDL loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The proceeds from this loan must be used solely as working capital to alleviate economic injury caused by the COVID-19 pandemic.

On April 21, 2020, SoBeNY received an EIDL loan in the amount of $500,000. The loan bears interest at 3.75% and requires monthly payments of principal and interest of $2,437 beginning April 21, 2022, and is personally guaranteed by a major stockholder. On June 18, 2020, Corphousing received an EIDL loan in the amount of $150,000. The loan bears interest at 3.75% and requires monthly payments of principal and interest of $731 beginning June 18, 2022. On July 25, 2020, SoBeNY received an EIDL loan in the amount of $150,000. The loan bears interest at 3.75% and requires monthly payments of principal and interest of $731 beginning July 25, 2022. Any remaining principal and accrued interest is payable thirty years from the date of the EIDL loan.

The outstanding balance at March 31, 2024 and December 31, 2023, was $783,319 and $786,950, respectively.

Accrued interest at March 31, 2024 and December 31, 2023 was $8,966 and $27,644 and respectively included in accounts payable and accrued expenses in the consolidated balance sheets.

Future minimum principal repayments of the SBA - EIDL loans payable are as follows:

Schedule of future minimum principal repayments of the SBA,EIDL loans payable

For the Twelve Months Ending March 31,
2025	$18,699
2026	15,536
2027	16,129
2028	16,744
2029	17,383
Thereafter	698,828
Total	$783,319

8 - SHORT-TERM BUSINESS FINANCING

The Company entered into multiple short-term factoring agreements related to future credit card receipts to fund operations. The Company is required to repay this financing in fixed daily payments until the balance is repaid. Fees associated with this financing have been recognized in interest expense in the accompanying consolidated statement of operations. As of March 31, 2024 and December 31, 2023, the outstanding balance on these merchant cash advances net of unamortized costs was $3,733,417 and $1,115,120, respectively and is expected to be repaid within twelve months.

9 - LOANS PAYABLE

Loans payable consist of the following as of:

	March 31, 2024	December 31, 2023
Original payable of $151,096 with additional net borrowings of $252,954, requires monthly payments of $1,500 until total payments of $404,050 have been made	356,012	338,512
Original payable of $553,175 with additional net borrowings of $72,237, requires monthly payments of $25,000 until total payments of $625,412 have been made	400,000	400,000
Original payable of $492,180 with additional net borrowings of $620,804 requires monthly payments of $25,000 until total payments of $1,112,984 have been made	865,618	865,618
Original amounts due of $195,000, related to services provided by a vendor, requires monthly payments of $10,000 through May 2022, then monthly payments of $25,000 through August 2022 at which time any remaining balance is due	20,000	20,000
Other borrowing	342,246	356,048
Less: Current maturities	1,370,751	1,360,609
	$613,125	$619,569

Future minimum principal repayments of the loans payable are as follows:

For the Twelve Months Ending March 31,
2024	$1,370,751
2025	613,125
Loans payable	$1,983,876

10 - LINE OF CREDIT

In February 2019, the Company entered into a line of credit agreement in the amount of $95,000. The line bears interest at prime, 8.25% as of March 31, 2024, plus 3.49%. The line matures in February 2029. Outstanding borrowings were $69,975 as of March 31, 2024 and December 31, 2023.

11 - RELATED PARTY TRANSACTIONS

On December 20, 2022, the Company, and our former Chairman and Chief Executive Officer, Brian Ferdinand (“Ferdinand”), entered into a Note Extension and Conversion Agreement with Greenle Partners LLC Series Alpha PS (“Greenle Alpha”) and Greenle Partners LLC Series Beta P.S., a Delaware limited liability company (“Greenle Beta” and, together with Greenle Alpha, “Greenle”). Greenle was the purchaser of 15% OID senior secured notes (the “Notes”) and warrants to purchase our common stock (“Warrants”) under certain securities purchase agreements and loan agreements between us and Greenle, including the Securities Purchase Agreement dated as of March 31, 2023, as amended by the letter agreement dated October 20, 2022, and the Loan Agreement dated as of November 23, 2022.

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

In December of 2023 and during the three months ended March 31, 2024, we paid $1,350,000 and $351,000, respectively to Ferdinand under the terms of the Guarantee Trust agreement as part of his personal guarantees on the Wyndham agreements and the Development Incentive Advances. At December 31, 2023 and March 31, 2024, $1,023,750 and $672,750 of this payment was classified as prepaid. During the three months ended March 31, 2024, $351,000 was expensed.

12 - RISKS AND UNCERTAINTIES

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

13 - MAJOR SALES CHANNELS

The Company uses third-party sales channels to handle the reservations, collections, and other rental processes for most of the units. These sales channels represented over 85% of total revenue during the three months ended March 31, 2024 and March 31, 2023, respectively. The loss of business from one or a combination of the Company’s significant sales channels, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

14 - STOCK OPTIONS, RESTRICTED STOCK UNITS AND WARRANTS

Options

During the three months ended March 31, 2024, the Company did not grant any options to purchase shares of common stock under the Company’s 2022 performance equity plan.

The following table summarizes stock option activity for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,746,885	$2.86	9.0	$5,427,118
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	(29,250)	2.09
Outstanding at March 31, 2024	1,717,635	$2.88	8.7	$-
Exercisable at March 31, 2024	485,045	$2.69	8.6	$-

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expense of $152,339 for the three months ended March 31, 2024. The Company recognized stock option expense of $167,573 for the three months ended March 31, 2023. Unamortized option expense as of March 31, 2024, for all options outstanding amounted to $1,137,358. These costs are expected to be recognized over a weighted average period of .92 years.

A summary of the status of the Company’s nonvested options as of March 31, 2024, is presented below:

	Number of Nonvested Options	Weighted Average Grant Date Fair Value
Nonvested options at December 31, 2023	1,257,590	$2.93
Granted	-	-
Forfeited	-	-
Vested	(25,000)	$1.74
Nonvested options at March 31, 2024	1,232,590	$2.95

Restricted Stock Units

In March 2024, the Company granted 100,000 restricted shares to certain employees under the Company’s 2022 performance equity plan. The restricted shares were vested either immediately or over 3.00 years. The aggregated grant date fair value of all these restricted shares was $220,000.

As of March 31, 2024, there was $166,500 of unrecognized compensation cost related to unvested restricted shares.

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

On February 16, 2024, LuxUrban Hotels Inc. (“Company”) entered into a letter agreement with Greenle Partners LLC Series Alpha P.S., a Delaware limited liability company (“Greenle Alpha”), and Greenle Partners LLC Series Beta P.S., a Delaware limited liability company (“Greenle Beta” and together with Greenle Alpha, “Greenle”) holders of certain warrants to purchase the Company’s common stock (“Warrants”), which were issued in private placements from time to time as previously reported by the Company. Under the terms of the letter agreement, in consideration of the agreement of Greenle to exercise 50% of the Warrants originally issued by the Company on November 6, 2023 (the “November Warrants”) within three (3) business days of the date of the letter agreement and 50% of the November Warrants on or prior to February 23, 2024, the exercise price of the November Warrants has been reduced from $4.00 to $2.00 and the exercise price of all of the other Warrants held by Greenle has been reduced from $5.00 and $5.50, as applicable, to $2.50. Except as described above, the Warrants remain unchanged.

The following table summarizes warrant activity for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	5,442,000	$4.68	4.7	$7,038,940
Granted	-	-
Exercised	(1,450,000)	3.31
Expired	-	-
Forfeited	-	-
Outstanding at March 31, 2024	3,992,000	$2.92	4.4	$-
Exercisable at March 31, 2024	3,992,000	$2.92	4.4	$-

During the three months ended March 31, 2024, 1,450,000 shares were issued from the exercise of warrants.

15 - Revenue Share Exchange

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

In consideration for the termination of the Revenue Share for 2024 and thereafter, we agreed to issue to Greenle, from time to time, in each case, at Greenle’s election upon 61 days’ prior written notice delivered to us on and after September 1, 2023 and before August 31, 2028, up to an aggregate of 6,740,000 shares of our common stock (the “Agreement Shares”). As a result of this transaction, we recorded interest expense of $28,174,148 in the second quarter of 2023.

On February 12, 2024, the Company issued 36,179 shares of the Company’s common stock and 578,071 shares of the Company’s common stock to Greenle Beta and Greenle Alpha, respectively, in connection with the February 2023 Revenue Share Agreement.

16 - WYNDHAM AGREEMENTS

In May 2024, in light of discussions between our Company and Wyndham on the initial and projected future performance of our properties within the franchise relationships, we commenced the return of all property listings to our control, terminating our franchise relationship with Wyndham. The Company is currently in the process of de-platforming these properties from Wyndham’s systems and moving each hotel listing back under the Company’s control. The Company expects that this process will be completed by the end of May 2024 with minimal operational disruption, although unforeseen risks could cause delays. As part of the Company’s previously announced imitative to add industry depth and breadth to its board of directors and management to help evolve operations, the Company’s enhanced board and executive teams have reviewed all existing operational relationships. Given the Company’s operating model, it was concluded that over the long term the Company would be better served operationally and financially by operating the hotels as an independent operator.

As of March 31, 2024, we recorded the Development Incentive Advances as a current liability on our Condensed Consolidated Balance Sheets and recorded an additional charge of $2.6 million for all of the costs and potential additional liabilities related to this transition in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2024. We believe it is in the best interest of both parties to mutually work out an agreeable outcome for the complete settlement of this matter.

Prior to the termination discussed above, on August 2, 2023, the Company entered into franchise agreements with Wyndham Hotels & Resorts, Inc. pursuant to which the hotels operated by the Company were to become part of the Trademark Collection® by Wyndham and Travelodge by Wyndham brands while staying under the operational control of the Company.

The Franchise Agreements had initial terms of 15 to 20 years and required Wyndham to provide financial, sales and operational-related support with respect to the Initial Properties. The Franchise Agreements contained customary representations, warranties, covenants, indemnification, liquidated damages and other terms for transactions of a similar nature, including customary membership and marketing fees and if applicable, booking fees.

Pursuant to the Franchise Agreements, Wyndham was to provide capital through development advance notes (“Development Incentive Advances”) to the Company. Consistent with market practice, such Development Incentive Advances were to be evidenced by certain promissory notes with customary amortization and repayment terms. The Development Incentive Advances were not repayable if the terms of the agreement were met, including but not limited to the length of the agreement. In conjunction with the Company’s entry into the Franchise Agreements, the Company also paid a one-time, initial, nonrefundable franchise fee to Wyndham.

17 - REDEEMABLE PREFERRED STOCK

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

As part of the terms of the Series A Preferred Stock offering, if a change of control or delisting event occurs prior to October 26, 2024, the Company will be required to redeem the Series A Preferred Stock plus an amount equal to any accrued and unpaid interest. Under FASB Topic D-98, this redemption provision requires the classification of this security outside of permanent equity. The Company has classified this security as Mezzanine Equity on its March 31, 2024 Balance Sheet and expects to do so until October 26, 2024.

During the three months ended March 31, 2024, the Company paid $238,992 in aggregate dividends on its outstanding Series A Preferred Stock.

18 - EQUITY TRANSACTIONS

The tables below outline equity issuances not related to the conversion from an LLC to C Corp, the initial public offering the exercise of Options or Warrants, the conversion of debt into equity or the issuance of shares pursuant to revenue share agreements.

For the three months ended March 31, 2024

Description	General Ledger Account	Date	Shares	Price	Value
Non-employee loan payment	Loan payable	1/25/2024	20,008	$4.57	$91,437
Non-employee commission expense	Commission Expense	1/25/2024	10,079	$4.57	$46,061
Non-employee investor relations expense	Investor Relations Expense	1/30/2024	59,784	$4.33	$258,865
Non-employee director compensation	Non-Cash Issuance of Common Stock for Director Compensation Expenses	2/8/2024	197,800	$2.92	$577,576
Employee Compensation	Non-Cash Issuance of Common Stock for Compensation Expenses	3/15/2024	25,000	$2.22	$55,500
Subtotal			312,671		$1,029,439

For the three months ended March 31, 2023

Description	General Ledger Account	Date	Shares	Price	Value
Non-employee Board members pursuant to related comp. policy	Non-Cash Stock Compensation Expense	3/1/2023	166,665	$2.58	$429,996
In connection with certain property finders’ fee arrangements	Non-Cash Issuance of Common Stock for Operating Expenses	3/17/2023	136,887	$2.45	$335,373
In connection with a consulting agreement	Non-Cash Issuance of Common Stock for Operating Expenses	2/10/2023	196,994	$1.85	$364,439
In connection with a marketing agreement	Non-Cash Issuance of Common Stock for Operating Expenses	2/10/2023	100,000	$1.85	$185,000
Subtotal			600,546		$1,314,808

19 - SUBSEQUENT EVENTS

Management Transitions

The Company has been engaged in a dedicated effort to enhance its management and operations teams through the recruitment of talented directors and officers who possess meaningful and broad experience in the hotel and online travel services industries, as well as business development expertise. As part of these efforts, effective April 22, 2024, the Company implemented the following:

●	Elan Blutinger, a hotel and travel technology veteran and a member of the Company’s board of directors, was named its Nonexecutive Chairman of the Board;

●	Shanoop Kothari, the Company’s Co-Chief Executive Officer and acting Chief Financial Officer, was named its sole Chief Executive Officer;

●

Brian Ferdinand, the Company’s founder, stepped down as Chairman of the Board and Co-Chief Executive Officer and became a consultant to the Company, in which role he will oversee the management and expansion of the Company’s hotel properties portfolio and assist Mr. Kothari in his transition to sole Chief Executive Officer; and

●	Andrew Schwartz, a respected financial industry veteran and credit, debt and equity financing expert, was elected as a member of the Company’s board of directors.

As part of the foregoing transitions, the Company entered into a Nonexecutive Chairman of the Board Agreement with Mr. Blutinger for a term of three years and will pay him an annual fee of $100,000 cash and issue him an annual grant of 250,000 shares of our common stock (each such grant vesting in three equal annual installments).

As part of the foregoing transitions, the Company entered into a Consulting Agreement with Mr. Ferdinand for a term of three years and will pay him a monthly consulting fee of $50,000, and continue material compensation and other terms of the employment agreement between our company and Mr. Ferdinand that was in effect immediately prior to April 22, 2024.

Amended and Restated Claw Back Policy

In November 2023, the Company adopted a claw back policy that provides for the recovery, or “claw back”, of erroneously awarded incentive-based executive compensation, as required by Rule 10D-1 under the Securities Exchange Act of 1934 (“Rule 10D-1”) and the Nasdaq listing requirements. In April 2024, the Company adopted a restated and amended version of that policy to add immaterial but clarifying provisions.

Sale Restriction Waiver

In April 2024, the Company secured from Greenle Partners LLC Series Alpha P.S. (“Greenle Alpha”) and Greenle Partners LLC Series Beta P.S. (“Greenle Beta” and, together with Greenle Alpha, “Greenle”) a waiver on the restrictions contained in its financing agreements with the Company that prohibits the Company’s sales of shares of common stock prior to November 2024 at per-share prices below $5.00 (as may be adjusted for stock splits and similar transactions, the “Trigger Price”). The restriction on sales of common stock by the Company below the Trigger Price terminates in November 2024. This waiver permitted the Company to sell up to an aggregate of 15 million shares prior to November 2024 at prices below the Trigger Price. In consideration of this waiver, Greenle is entitled to be issued up to an aggregate of 2.8 million shares of our common stock (“Initial Greenle Waiver Shares”) from time to time upon written notice to our company. This waiver was amended in May 2024 to increase number of shares permitted to be sold by the Company at prices under the Trigger Price prior to November 2024 to the greater of (i) 30 million shares and (ii) $30 million (based on the gross sale prices of such shares). In consideration of this waiver modification, Greenle is entitled to demand from time to time that the Company issue an amount of additional shares (the “Additional Greenle Waiver Shares” and collectively with the Initial Greenle Shares and the Greenle Revenue Participation Shares, the “Greenle Shares”) equal to 0.22 shares of common stock for each share of common stock sold by the Company through November 6, 2024 in excess of 15 million shares at prices below the Trigger Price.

Termination of Partnership Agreement

In May 2024, in light of discussions between our Company and Wyndham on the initial and projected future performance of our properties within the franchise relationships, we commenced the return of all property listings to our control, terminating our franchise relationship with Wyndham. The Company is currently in the process of de-platforming these properties from Wyndham’s systems and moving each hotel listing back under the Company’s control. The Company expects that this process will be completed by the end of May 2024 with minimal operational disruption, although unforeseen risks could cause delays. As part of the Company’s previously announced imitative to add industry depth and breadth to its board of directors and management to help evolve operations, the Company’s enhanced board and executive teams have reviewed all existing operational relationships. Given the Company’s operating model, it was concluded that over the long term the Company would be better served operationally and financially by operating the hotels as an independent operator.

At this time, we have recorded the Development Incentive Advances as a current liability from long-term on our Condensed Consolidated Balance Sheets as well as included an additional $2.6 million in accruals for all of the costs and potential additional liabilities related to this transition on our Condensed Consolidated Statement of Operations. However, we believe it is in the best interest of both parties to mutually work out an agreeable outcome for the complete settlement of this matter.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we refer to “we,” “us,” “our,” “LUXH,” or “the Company,” we mean LuxUrban Hotels Inc. and its consolidated subsidiaries. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q (“Quarterly Report”). Some of the comments we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section below entitled “Special Note Regarding Forward-Looking Statements.” Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”).

Special Note Regarding Forward-Looking Statements [to be review by counsel]

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The statements contained in this Quarterly Report that are not purely historical are forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:

●	our ability to secure equity or debt capital resources as needed to stabilize our business and continue our expansion;

●	the potential effects on our business from pandemics, such as those experienced during the COVID-19;

●	the potential effects of a challenging economy, for example, on the demand for vacation travel accommodations such as ours;

●	the ability of our short-stay accommodation offerings to achieve and sustain market acceptance across multiple cities throughout the United States and internationally;

●	the impact of increased competition;

●	the need to geographically centralize principal operations.

●	our efforts to identify, recruit and retain qualified officers, key employees, and directors possessing experience in the hotel and online travel services industries;

●	our ability to service our existing indebtedness and Series A Preferred Stock dividend and to obtain additional financing, including through the issuance of equity and debt, when and as needed on commercially reasonable terms;

●	our ability to protect our intellectual property;

●	our ability to complete strategic acquisitions, including joint ventures;

●	the need to obtain uninterrupted service from the third-party service providers we rely on for material aspects of our operations, including payment processing, data collection and security, online reservations, and booking and other technology services;

●	the effects of employment, labor union, and customer related litigations and disputes that may arise from time to time in the course of our operations and our efforts to minimize and resolve same;

●	the liquidity and trading of our securities;

●	regulatory and operational risks;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and

●	the time during which we will be an Emerging Growth Company (“EGC”) under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.

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

We strive to improve operational efficiencies by leveraging proprietary technology to identify, lease, manage, and market globally the hotel space we lease to business and vacation travelers through our online portal and third-party sales and distribution channels. Our top three sales channels represented more than 85% of revenue during the three month ended March 31, 2024 and more than 85% of revenue during the three months ended March 31, 2023.

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

General

We have been and are continuing to build a portfolio of existing hotels that provide short-term accommodations for guests at average nightly and occupancy rates that exceed our total cost and expenses. We are growing this portfolio by capitalizing on the dislocation in the hotel industry created by the COVID-19 pandemic and the high interest rate environment. We target business and vacation travelers under our consumer brand LuxUrban and we market our hotel properties primarily through numerous third-party online travel agency (“OTA”) channels and our own listing platforms. See Note 19 to our Financial Statements included in this Report.

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

Property Summary

We enter into triple net leases in which we are responsible for all of the costs on the property outside of exterior structural maintenance. As of December 31, 2023, we leased 18 properties with 1,599 units available for rent. In March 2024 and in April of 2024, we surrendered four of these hotels, based on our evaluation that such properties (a) had relatively poor performance, (b) presented suboptimal size and scale, and (c) are of general quality that over time could present risks to our company. After giving effect to the surrender of these properties, we leased 13 properties with 1,341 units available for rent. We are in active negotiations with one or more of the hotels we surrendered in March 2024 for modified lease terms that would allow such hotels to work within our operating model, but there is no assurance that we will obtain the terms desired or that if we do we will not replace these hotels with other hotels that we believe present greater opportunity for our company. In addition, in late 2023, we elected to not move forward on a previously agreed to long-term lease for a hotel because required repairs had not been timely completed by the landlord.

Our portfolio of properties as of March 31, 2024 (as adjusted for the surrender of certain properties mentioned above) was as follows:

Property	# of Units	Property Type	Lease Term	Lease Remaining at 3/31/24 (years)	Extension Option (remaining at 3/31/24)	Annual Escalation	Date Commenced
Blakely: 136 W 55th St, New York, NY 10105	117	Licensed hotel	15-year	12.6	10-year	3%	11/1/2021

Herald: 71 W 35th St, New York, NY 10001	168	Licensed hotel	15-year	13.2	None	3%	6/2/2022

Variety: 1700 Alton Rd Miami Beach, FL 33139	68	Licensed hotel	12.5-year	9.6	None	3%	3/26/2021

Lafayette: 600 St Charles Ave, New Orleans, LA 70130	60	Licensed hotel	19.4-year	18.0	None	2%	11/1/2022

Townhouse: 150 20th St., Miami Beach, FL 33139	70	Licensed hotel	11.25-year	10.2	10-year	3%	3/1/2023

Tuscany: 120 E 39th St., New York, NY 10016	125	Licensed hotel	15-year	13.8	10-year	2%	1/1/2023

O Hotel: 2869 819 Flower St, Los Angeles, CA 90017	68	Licensed hotel	15-year	14.0	5-year	3%	4/1/2023

Hotel 57: 2869 130 E 57th St., New York, NY 10022	216	Licensed hotel	15-year	14.3	10-year	3%	7/1/2023

Condor: 56 Franklin Ave, Brooklyn, NY 11205	35	Licensed hotel	15-year	14.4	10-year	3%	9/1/2023

BeHome: 56 765 8th Ave, New York, NY 10036	44	Licensed hotel	25-year	24.3	None	10%	7/1/2023

Hotel 46: 129 West 46th St., New York, NY 11206	79	Licensed hotel	25-year	24.6	None	3%	11/1/2023

Hotel 27: 62 Madison Ave, New York, NY 10016	74	Licensed hotel	15-year	14.6	10-year	3%	11/1/2023

Washington: 8 Albany Street, New York, NY 10006	217	Licensed hotel	15.2-year	13.9	None	2%	9/20/2022

			Weighted Avg.	Weighted Avg.	Weighted Avg.	Weighted Avg.
Operating Units as of 3/31/2024(1)	1,341		14.9	14.5	19.5	2.9%

Due to the triple-net structure of our leases, we are typically responsible for the interior maintenance of our properties, and the landlord is responsible for the exterior maintenance and roof. When we enter into new property leases, we target leases of 10 to 15 years with 5- to 10-year extension options. We try to keep annual escalations of between 2 to 3% fixed and none of our leases at March 31, 2024, are tied to inflation or CPI.

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

Our average deposits (including letters of credit) by city as of March 31, 2024, as adjusted for the surrender of certain properties in March 2024 (as discussed above), were as follows:

Location	Miami Beach	New York	LA	NOLA	Total
Units	138	1,075	68	60	1,341
Deposit	$1,750,000	$15,933,113	$400,000	$300,000	$18,383,133
Per Unit	$12,681	$14,822	$5,882	$5,000	$13,709

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

The following table shows historical occupancy and TRevPAR at our leased properties:

Year	Occupancy	TRevPAR
2018	86%	$160
2019	84%	$157
2020	61%	$103
2021	72%	$122
2022	77%	$247
2023	79%	$249
2024 YTD	77%	$208

During the fourth quarter of 2023, our business was significantly impacted by our transition of our property rental listings to a third-party platform because such properties were taken off our prior OTAs and unavailable for rent during such transition. The amounts above are not adjusted by our estimate of this impact.

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

Seasonality

Operations at hotel properties in general have historically been seasonal in nature, reflecting lower revenues and occupancy rates during the first quarter of each year when compared to the remaining three quarters. In 2023 and 2024 we experienced such seasonality with respect to our properties. While the foregoing is based on only limited historical data with respect to the seasonality of our business, we expect that this seasonality may continue to cause fluctuations in our quarterly operating revenues, profitability, and cash flow.

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

Human Capital

As of March 31, 2024, we had a total of 509 full-time employees, 291 of which are unionized. We believe that our corporate culture and employee relationships are healthy and productive.

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

Results of Operations

	For The Three Months Ended March 31,
	2024	2023	% ∆ YoY
Net Rental Revenue	$29,101,207	$22,814,175	28%
Rent Expense	8,344,007	5,421,867
Non-Cash Rent Expense Amortization	2,093,667	1,651,669
Surrender of Deposits	750,000	-
Other Expenses	22,508,411	10,378,765
Total Cost of Revenue	33,696,085	17,452,301	93%
Gross (Loss) Profit	(3,594,878)	5,361,874	(167%)
General and Administrative Expenses	3,755,756	2,742,586
Non-Cash Issuance of Common Stock for Operating Expenses	304,925	884,816
Non-Cash Stock Compensation Expense	724,514	429,996
Non-Cash Stock Option Expense	152,339	167,573
Partnership Considerations	2,679,469	-
Total Operating Expenses	7,617,003	4,224,971	80%
Income (Loss) from Operations	(12,211,881)	1,136,903	(1,174)%
Other Income (Expense)
Other Income	210,076	39,878
Cash Interest and Financing Costs	(2,459,800)	(2,130,605)
Non-Cash Financing Costs	(2,324,270)	(1,704,549)
Total Other Expense	(4,573,994)	(3,795,276)	21%
Loss Before Benefit from for Income Taxes	(16,785,875)	(2,658,373)	531%
Provision for Income Taxes	-	122,161
Net Loss	$(16,785,875)	$(2,780,534)	504%

Three Months Ended March 31, 2024, as compared to Three Months Ended March 31, 2023

Net Rental Revenue

The increase in net rental revenue of 28% for the three months ended March 31, 2024 to $29.1 million as compared to $22.8 million for the three months ended March 31, 2023 was a result of the increase in average units available to rent from 571 for the three months ended March 31, 2023 to 1,535 for the three months ended March 31, 2024 partially offset by lower RevPAR, or revenue per available room, from $257 for the three months ended March 31, 2023 to $208 for the three months ended March 31, 2024. The lower RevPar in the current quarter is attributable to the overall unit mix as well as the impact on our business from the partnership we exited in April of 2024. RevPAR includes both average daily rate (“ADR”) and occupancy.

Cost of Revenue

For the three months ended March 31, 2024, the principal component responsible for the increase in our cost of revenue was expenses for our units available to rent, which increased by $14.1 million, or 93%, from $17.5 million in the three months ended March 31, 2023, to $33.7 million in the three months ended March 31, 2024, as a result of the increased number of units as well as related increases in property-related costs such as utilities, labor, cable / WIFI costs and cost related to greater revenues such as credit card processing fees and commissions as well as greater costs associated with the surrender of properties such as, deposit surrenders and greater commissions to relocate guests.

Gross Profit

The decrease in our gross profit of $9.0 million, or approximately 167%, to ($3.6) million for the three months ended March 31, 2024, as compared to $5.4 million for the three months ended March 31, 2023, is primarily attributable greater costs associated with the surrender of properties such as, deposit surrenders and greater commissions to relocate guests as well as greater number of units and lower RevPAR over these periods.

Total Operating Expenses

Total operating expenses incurred for the three months ended March 31, 2024, increased by approximately $3.4 million from the three months ended March 31, 2023. Of this increase, $3.5 million were for costs related to the exit of our partnership, which did not occur in the three months ended March 31, 2023. The balance of this increase was primarily related to greater units and related corporate staffing.

Other Income (Expense)

Total other expense for the three months ended March 31, 2024 was $4.6 million as compared to $3.8 million for the three months ended March 31, 2023. This increase is primarily due to higher cash interest and financing costs during the three months ended March 31, 2024 as compared with three months ended March 31, 2023 partially offset by greater non-cash financing costs.

Liquidity and Capital Resources

The following table provides information about our liquidity and capital resources as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024	As of December 31, 2023
Cash and Cash Equivalents	$994,904	$752,848
Other Current Assets	$19,421,661	$18,968,209
Total Current Assets	$20,416,565	$19,721,057
Total Current Liabilities	$51,982,785	$33,125,741
Working Capital (Deficit)	$(31,566,220)	$(13,404,684)

As of March 31, 2024, our cash and cash equivalents balance was $994,904 as compared to $752,848 at December 31, 2023, and total current assets were $20,416,565 at March 31, 2024, as compared to $19,721,057 at December 31, 2023.

As of March 31, 2024, our company had total current liabilities of $51,982,785 as compared to $33,125,741 at December 31, 2023. Total current liabilities at March 31, 2024 consisted of: accounts payable and accrued expenses of $28,868,844 as compared to $23,182,305 at December 31, 2023; rents received in advance of $6,576,403 at March 31, 2024, as compared to $4,404,216 at December 31, 2023; short-term business loans of $3,733,417 at March 31, 2024, as compared to $1,115,120 at December 31, 2023; loans payable of $1,666,108 at March 31, 2024, as compared to $1,654,589 at December 31, 2023; operating lease liability of $1,944,026 at March 31, 2024, as compared to $1,982,281 at December 31, 2023; and development incentive advances of $8,893,987 at March 31, 2024 as compared to $300,840 at December 31, 2023.

As of March 31, 2024, our company had a working capital deficit of $31,566,220 as compared to a deficit of $13,404,684 at December 31, 2023.

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

Financing Activities

Since formation we have funded our operations and growth through capital contributions and loans from affiliates of our company, third-party investor financings, and our initial public offering. At March 31, 2024, we had short-term business financing indebtedness of $3,733,417, short-term loans payable of $1,666,108, and long-term loans payable of $1,447,720. The proceeds from these financings have been or will be used to fund security deposits for our newly leased properties.

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

During 2023 and 2024, we consummated the transactions described below with Greenle which (a) eliminated our revenue share arrangements with Greenle, (b) eliminated our indebtedness to Greenle (and decreased our overall outstanding indebtedness), and (c) enhanced the equity capital of our company. As of December 31, 2023, as a result of the transactions described below, Greenle owned outstanding warrants to purchase an aggregate of 4,450,000 shares of our common stock at a weighted average exercise price of $4.79. As a result these transactions, Greenle also received the right to require us to issue up to an aggregate of 6,740,000 shares of our common stock to Greenle from time to time through August 2028, of which an aggregate of 2,800,000 shares had been issued as of the date of this report.

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

●	This waiver was amended in May 2024 to increase number of shares permitted to be sold by our company at prices under the Trigger Price prior to November 2024 to the greater of (i) 30 million shares and (ii) $30 million (based on the gross sale prices of such shares). In consideration of this waiver modification, Greenle is entitled to demand from time to time that we issue an amount of additional shares (the “Additional Greenle Waiver Shares” and collectively with the Initial Greenle Shares and the Greenle Revenue Participation Shares, the “Greenle Shares”) equal to 0.22 shares of common stock for each share of common stock sold by the Company through November 6, 2024 in excess of 15 million shares at prices below the Trigger Price.

Cash Flows from Operating Activities

During the three months ended March 31, 2024, we used $9,651,426 of cash in operating activities that was primarily related to an increase in prepaid expenses of $5,094,842, an increase in receivables City of New York and Landlords of $1,432,665, increase in security deposits of $1,050,000, offset by non-cash amount of lease expense of $2,065,589, modification of warrants of $2,036,200, prepaid guarantee trust of $1,023,750, and accounts payable and accrued expense of $5,686,538.

During the three months ended March 31, 2023, generated $383,281 of cash from operating activities that was primarily related to an increase in security deposits of $3,907,720 and decreased by net non-cash amount of lease expense of $1,651,670 and rents received in advance of $2,630,239, stock compensation expense of $429,996, stock option expense of $167,573, changes in accounts payable and accrued expenses of $1,024,948, accrued income taxes of $122,161, and shares used for operating expense of $884,816.

Cash Flow from Investing Activities

During the three months ended March 31, 2024, no cash used for investing activities versus cash generated of $2,442,634 during the three months ended March 31, 2023 primarily from the proceeds from the sale of Treasury Bills.

Cash Flow from Financing Activities

During the three months ended March 31, 2024, net cash provided by financing activities of $9,893,482 included warrant exercises of $4,800,000, proceeds from short term business financing of $2,618,297 and proceeds from development incentive advances of $3,000,500. During the three months ended March 31, 2023, net cash used by financing activities was $1,021,408 which was primarily made up or repayments on short term business financing of $1,255,512.

Third-Party Payment Processors

We utilize third-party payment processors to process guest transactions via credit card. Over 85% of our reservations are processed through credit card transactions in which we pay a processing fee. As noted in our financial statements, we maintain cash under “Processor retained funds” on our balance sheet as of March 31, 2024. These reserved funds are cash reserves held back by our processors to offset chargebacks and refunds due to guests. These reserves are intended to provide protection for both our guests and credit card processor with respect to cancellations and refunds. As part of our growth strategy, the large majority of our accommodation units are now rented on a nonrefundable basis, in order to minimize cancellation and refund exposures.

Advisory Shares

The tables below outline equity issuances not related to the conversion from an LLC to C Corp, the initial public offering the exercise of Options or Warrants, the conversion of debt into equity or the issuance of shares pursuant to revenue share agreements.

For the three months ended March 31, 2024

Schedule of equity transactions

Description	General Ledger Account	Date	Shares	Price	Value
Non-employee loan payment	Loan payable	1/25/2024	20,008	$4.57	$91,437
Non-employee commission expense	Commission Expense	1/25/2024	10,079	$4.57	$46,061
Non-employee investor relations expense	Investor Relations Expense	1/30/2024	59,784	$4.33	$258,865
Non-employee director compensation	Non-Cash Issuance of Common Stock for Director Compensation Expenses	2/8/2024	197,800	$2.92	$577,576
Employee Compensation	Non-Cash Issuance of Common Stock for Compensation Expenses	3/15/2024	25,000	$2.22	$55,500
Subtotal			312,671		$1,029,439

For the three months ended March 31, 2023

Description	General Ledger Account	Date	Shares	Price	Value
Non-employee Board members pursuant to related comp. policy	Non-Cash Stock Compensation Expense	3/1/2023	166,665	$2.58	$429,996
In connection with certain property finders’ fee arrangements	Non-Cash Issuance of Common Stock for Operating Expenses	3/17/2023	136,887	$2.45	$335,373
In connection with a consulting agreement	Non-Cash Issuance of Common Stock for Operating Expenses	2/10/2023	196,994	$1.85	$364,439
In connection with a marketing agreement	Non-Cash Issuance of Common Stock for Operating Expenses	2/10/2023	100,000	$1.85	$185,000
Subtotal			433,881		$884,812

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

Material Cash Requirements

There have been no material changes to the information in our material cash requirements related to commitments or contractual obligations from those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 15, 2024.

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

Payment received for the future use of a rental unit is recognized as a liability and reported as bookings received in advance on the balance sheets. Bookings received in advance are recognized as revenue after the rental unit is occupied by the customer for the agreed upon length of time. The bookings received in advance balance as of March 31, 2024 and December 31, 2023, was $6,576,403 and $4,404,216, respectively, and is expected to be recognized as revenue within a one-year period.

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

In January 2022, our company converted into a C corporation. As we have realized a net loss for the year ended December 31, 2023 and December 31, 2022 and the three months ended March 31, 2024, and as such we have not made a provision for income taxes in our financial statements for these periods.

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

Part II - Other Information

Item 1 - Legal Proceedings

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

In connection with our wind down of these legacy operations, we voluntary initiated discussion with the City of New York with respect to any violations resulting from our legacy business under applicable City of New York short-stay rental prohibitions and related regulations. We entered into a settlement with the City of New York with respect to the foregoing in March 2024, as further described in our Annual Report on Form 10-K for the year ended December 31, 2023 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulations Governing Short-Term Rentals.”

As a public company, we could be subject from time to time to class action or other litigations brought by or on behalf of stockholders of our company. As of the date of this Quarterly Report, we are party to a class action brought in the United States District Court Southern District of New York entitled Janice Pack, Individually and on Behalf of All Others Similarly Situated, as Plaintiff, vs. LuxUrban Hotels Inc., Ferdinand and Shanoop Kothari, as Defendants, alleging, among other causes of action, securities violations in connection with our disclosure of the opening of a hotel for which a definitive lease had not then been executed and delivered. The parties to that proposed hotel opening had begun working toward a transaction in early fall 2023. We believed based on correspondence received that the material terms of the transaction had been agreed to. In addition, there was a commitment by a qualified banking institution to fund the letter of credit required under the proposed lease in a form agreeable by the landlord; however, a complete set of definitive agreements relating to the lease were not entered into by the parties. The noncompletion of this proposed lease transaction did not and will not have a material adverse effect on our operations or financial results. However, based on the complexity and multi-step process of closing long-term leases on hotel properties (and the related letter of credit and similar requirements), in 2024 and going forward, we will only announce acquisitions when they are opened for hosting guests and the entire lease execution and letter of credit process has been completed.

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

As of March 31, 2024, we had accrued an aggregate of $7.7 million for all anticipated liabilities associated with our current litigation and regulatory actions. Management believes that the counterclaims the company has in connection with these actions could offset all or a portion of such anticipated liabilities, although there can be no assurance than any counterclaims will be successful. Assuming the most adverse outcomes, we expect aggregate liabilities from current litigations to comprise less than 1% of our anticipated revenues for 2024. After giving effect to the above-noted settlement with the City of New York, we are not currently party to any regulatory or administrative proceedings.

Item 1A - Risk Factors

As of March 31, 2024, there have been no material changes in our risk factors from those set forth under the heading Part I, “Item 1A. Risk Factors” in our Annual Report for the year ended December 31, 2023. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended March 31, 2024, we issued an aggregate of 312,671 shares on an unregistered basis comprised of 30,087 shares issued as commission on real estate lease transactions, 59,784 for services in lieu of cash payment, 197,800 issued to our independent board members under our independent director compensation policy, and 25,000 shares as part of employee compensation.

Use of Proceeds

We did not generate any cash proceeds from the sales of the above-described shares.

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

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

Management Transitions

The Company has been engaged in a dedicated effort to enhance its management and operations teams through the recruitment of talented directors and officers who possess meaningful and broad experience in the hotel and online travel services industries, as well as business development expertise. As part of these efforts, effective April 22, 2024, the Company implemented the following:

●	Elan Blutinger, a hotel and travel technology veteran and a member of the Company’s board of directors, was named its Nonexecutive Chairman of the Board;

●	Shanoop Kothari, the Company’s Co-Chief Executive Officer and acting Chief Financial Officer, was named its sole Chief Executive Officer;

●	Brian Ferdinand, the Company’s founder, stepped down as Chairman of the Board and Co-Chief Executive Officer and became a consultant to the Company, in which role he will oversee the management and expansion of the Company’s hotel properties portfolio and assist Mr. Kothari in his transition to sole Chief Executive Officer; and

●	Andrew Schwartz, a respected financial industry veteran and credit, debt and equity financing expert, was elected as a member of the Company’s board of directors.

As part of the foregoing transitions, the Company entered into a Nonexecutive Chairman of the Board Agreement with Mr. Blutinger for a term of three years and will pay him an annual fee of $100,000 cash and issue him an annual grant of 250,000 shares of our common stock (each such grant vesting in three equal annual installments).

As part of the foregoing transitions, the Company entered into a Consulting Agreement with Mr. Ferdinand for a term of three years and will pay him a monthly consulting fee of $50,000, and continue material compensation and other terms of the employment agreement between our company and Mr. Ferdinand that was in effect immediately prior to April 22, 2024.

Amended and Restated Claw Back Policy

In November 2023, the Company adopted a claw back policy that provides for the recovery, or “claw back”, of erroneously awarded incentive-based executive compensation, as required by Rule 10D-1 under the Securities Exchange Act of 1934 (“Rule 10D-1”) and the Nasdaq listing requirements. In April 2024, the Company adopted a restated and amended version of that policy to add immaterial but clarifying provisions.

Sale Restriction Waiver

In April 2024, the Company secured from Greenle Partners LLC Series Alpha P.S. (“Greenle Alpha”) and Greenle Partners LLC Series Beta P.S. (“Greenle Beta” and, together with Greenle Alpha, “Greenle”) a waiver on the restrictions contained in its financing agreements with the Company that prohibits the Company’s sales of shares of common stock prior to November 2024 at per-share prices below $5.00 (as may be adjusted for stock splits and similar transactions, the “Trigger Price”). The restriction on sales of common stock by the Company below the Trigger Price terminates in November 2024. This waiver permitted the Company to sell up to an aggregate of 15 million shares prior to November 2024 at prices below the Trigger Price. In consideration of this waiver, Greenle is entitled to be issued up to an aggregate of 2.8 million shares of our common stock (“Initial Greenle Waiver Shares”) from time to time upon written notice to our company. This waiver was amended in May 2024 to increase number of shares permitted to be sold by the Company at prices under the Trigger Price prior to November 2024 to the greater of (i) 30 million shares and (ii) $30 million (based on the gross sale prices of such shares). In consideration of this waiver modification, Greenle is entitled to demand from time to time that the Company issue an amount of additional shares (the “Additional Greenle Waiver Shares” and collectively with the Initial Greenle Shares and the Greenle Revenue Participation Shares, the “Greenle Shares”) equal to 0.22 shares of common stock for each share of common stock sold by the Company through November 6, 2024 in excess of 15 million shares at prices below the Trigger Price.

Termination of Partnership Agreement

In May 2024, in light of discussions between our Company and Wyndham on the initial and projected future performance of our properties within the franchise relationships, we commenced the return of all property listings to our control, terminating our franchise relationship with Wyndham. The Company is currently in the process of de-platforming these properties from Wyndham’s systems and moving each hotel listing back under the Company’s control. The Company expects that this process will be completed by the end of May 2024 with minimal operational disruption, although unforeseen risks could cause delays. As part of the Company’s previously announced imitative to add industry depth and breadth to its board of directors and management to help evolve operations, the Company’s enhanced board and executive teams have reviewed all existing operational relationships. Given the Company’s operating model, it was concluded that over the long term the Company would be better served operationally and financially by operating the hotels as an independent operator.

At this time, we have recorded the Development Incentive Advances as a current liability from long-term on our Condensed Consolidated Balance Sheets as well as included an additional $2.6 million in accruals for all of the costs and potential additional liabilities related to this transition on our Condensed Consolidated Statement of Operations. However, we believe it is in the best interest of both parties to mutually work out an agreeable outcome for the complete settlement of this matter.

Item 6 - Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-262114) filed with the SEC on January 12, 2022).
3.1.1	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
3.1.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-262114) filed with the SEC on January 12, 2022).
3.3	Certificate of Conversion from LLC to “C” corporation (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-262114) filed with the SEC on January 12, 2022).
3.4	Certificate of Designations, Rights and Preferences for 13.00% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.6 of our Form 8-A filed with the SEC on October 26, 2023).
4.1	Description of Registrant’s Securities (incorporated by the reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 15, 2024).
4.2	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on January 31, 2022).
4.3	October 2021 Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
4.3.1	Addendum to the THA Contingent Warrants (incorporated by reference to Exhibit 4.2.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
4.4	November 2021 Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
4.4.1	Addendum to the EBOL Contingent Warrants (incorporated by reference to Exhibit 4.3.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
4.5	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on January 31, 2022).
4.6	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on January 31, 2022).
4.7	Form of May/June 2022 Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
4.8	Form of 2022 Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2022).
4.9	Representative’s Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2022).
4.10	Form of September 2022 Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).
4.11	Specimen Preferred Stock Certificate representing the shares of 13.00% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 of our Form 8-A filed with the SEC on October 26, 2023).

10.1	2022 Performance Equity Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-262114) filed with the SEC on January 12, 2022).
10.2	Employment Agreement with Brian Ferdinand (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 22, 2022).
10.2.1	Amendment to Employment Agreement of Brian Ferdinand (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2024).
10.3	Amended and Restated Employment Agreement with Shanoop Kothari (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2024).
10.4	Employment Agreement with Robert Arigo ((incorporated by reference to Exhibit10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2024)
10.5	Amended and Restated Employment Agreement with Jimmie Chatmon ((incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2024)
10.6	Employment Agreement with Brandon Elster ((incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2024)
10.7	Employment Agreement with Karl Rothman (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 22, 2022).
10.8	Form of Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on January 31, 2022).
10.9	Securities Purchase Agreement, dated May 27, 2022 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
10.10	Amendment No. 1, dated June 30, 2022, to Securities Purchase Agreement, dated May 27, 2022 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
10.11	Securities Purchase Agreement, dated June 30, 2022 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
10.12	Form of May/June 2022 Note (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
10.13	Form of Security and Guaranty Agreement Related to the May/June 2022 Notes (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
10.14	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
10.15	Form of September 2022 Investor Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).
10.16	Form of September 2022 Investor Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).
10.17	Amended and Restated Security and Guaranty Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).
10.18	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).
10.19	Addendum to September 2022 Investor Purchase Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K/A filed with the SEC on October 20, 2022).
10.20	Form of Hotel Management Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2022).

10.21	Form of November 2022 Investor Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2022).†
10.22	Loan Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2022).†
10.23	Revenue Share Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2022).†
10.24	Transition Services Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022).
10.25	Note Extension and Conversion Agreement, dated December 20, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2022).
10.26	Restricted Stock Award Agreement (Shanoop Kothari) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2022).
10.27	Revenue Share Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).†
10.28	February 2023 Letter Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2023).
10.29	Amendment No. 1 to the Amended and Restated Security and Guaranty Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2023).
10.30	Revenue Share Exchange Agreement dated May 21, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2023).
10.31	June 2023 Letter Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2023).
10.32	Registration Rights Amendment and Warrant Letter Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2023).
10.33	November 2023 Letter Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report for the Nine Months Ended September 30, 2023 filed with the SEC on November 8, 2023).
10.34	December 2023 Letter Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2023).
10.35	Second December 2023 Letter Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2023).
10.36	April 2024 Letter Agreement (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2024).
10.36.1	May 2024 Modification to April 2024 Letter Agreement)(1)
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2024).
31.1	Certificate of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.2	Certificate of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32.1	Certificate of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
32.2	Certificate of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

Exhibit 101.INS	Inline XBRL Instance Document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed herewith.
†	Certain of the exhibits and schedules to this agreement have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUXURBAN HOTELS INC.

Dated: May 13, 2024	By:	/s/ Shanoop Kothari
Shanoop Kothari
President, Chief Executive Officer, Chief Financial Officer and Secretary
(Principal Financial Officer)