Form 10-Q/A
period 2024-03-31
LUXURBAN HOTELS INC.
filed 2024-08-20
CIK 1893311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of August 20, 2024, the registrant had 123,400,956 shares of common stock, $.00001 par value, outstanding.

Explanatory Note

LuxUrban Hotels Inc. (the “Company”) is filing this Amendment No.1 on Form 10-Q/A for the quarter ended March 31, 2024 (this “Form 10-Q/A”).

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on May 13, 2024 (the “Original Filing”). This Form 10-Q/A is being filed to restate the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2024. The restatement reflects applying charges allocated by the Channel Retained Funds of the security, deposited by the Company and expensing them to other expenses category in cost of goods sold. The restatement provides a reserve for bad debt expense for Processor Retained Funds, Receivable from On-Line Travel Agencies and the Receivable from the City of New York and Landlords reducing those assets and increasing bad debt expense in General and Administrative Expenses. The restatement reflects the adjustment for the proposed settlement with the landlord for the receivable due from the City of New York. The restatement reflects the amortization of prepaid real estate taxes which reduced Prepaid Expenses and Other Current Assets and increased real estate taxes included in Other Expenses, Cost of Revenue. The restatement reflects the increase in liability of the Bookings Received in Advance and reduces the Net Rental Revenue. The restatement also adjusts for the cancelation of reservations by a merchant service provider reducing Net Rental Revenue and decreasing receivables from On-Line Travel Agencies and increasing accrued expenses liability for the amount due the guests. The restatement reflects the reversal of revenue for the three months ended March 31, 2024, caused by the transfer from one merchant service provider to another merchant service provider. These adjustments were evaluated by management in accordance with SEC Staff Accounting Bulletin Topic 1M, “Materiality” and management determined the effects of the restatement to be material. See Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A for further information regarding the restatement.

The Company is filing this Form 10-Q/A to amend and restate the Original Filing with modification as necessary to reflect the restatement. The following items have been amended to reflect the restatement:

Part I, Item 1:

Part I, Item 2:

Part II, Item 1A:

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as otherwise described above and as otherwise set forth in this Form 10-Q/A, this Form 10-Q/A does not amend, modify or update any other information contained in the Original Filing. This Form 10-Q/A does not purport to reflect any information or events subsequent to the Original Filing, except as expressly described herein. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing. Among other things, forward-looking statements and risk factor disclosure in the Original 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements and risk factors should be read in their historical context.

Table of Contents

Part I - Financial Information	1

Item 1 - Financial Statements	1

LUXURBAN HOTELS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (AS RESTATED)	1

LUXURBAN HOTELS INC. CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) (AS RESTATED)	2

LUXURBAN HOTELS INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED) (AS RESTATED)	3

LUXURBAN HOTELS INC. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023 (UNAUDITED) (AS RESTATED)	4

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS LUXURBAN HOTELS INC. March 31, 2024 (AS RESTATED)	5

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	47

Item 4 - Controls and Procedures	48

Part II - Other Information	49

Item 1 - Legal Proceedings	49

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3 - Defaults Upon Senior Securities	50

Item 4 - Mine Safety Disclosures	50

Item 5 - Other Information	51

Item 6 - Exhibits	53

SIGNATURES	57

i

Part I - Financial Information

Item 1 - Financial Statements.

LUXURBAN HOTELS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,
	2024, as restated	December 31, 2023
ASSETS
Current Assets
Cash and Cash Equivalents	$994,904	$752,848
Accounts Receivable, Net	486,067	329,887
Channel Retained Funds, Net	-	1,500,000
Processor Retained Funds, Net	-	2,633,926
Receivables from On-Line Travel Agencies, Net	-	6,936,254
Receivables from City of New York and Landlords, Net	1,831,651	4,585,370
Prepaid Expenses and Other Current Assets	1,018,902	1,959,022
Prepaid Guarantee Trust - Related Party	672,750	1,023,750
Total Current Assets	5,004,274	19,721,057
Other Assets
Furniture, Equipment and Leasehold Improvements, Net	677,559	691,235
Security Deposits - Noncurrent	20,607,413	20,307,413
Prepaid Expenses and Other Noncurrent Assets	5,974,276	960,729
Operating Lease Right-Of-Use Assets, Net	229,016,100	241,613,588
Total Other Assets	256,275,348	263,572,965
Total Assets	$261,279,622	$283,294,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$30,779,912	$23,182,305
Bookings Received in Advance	14,626,651	4,404,216
Short Term Business Financing, Net	3,733,417	1,115,120
Loans Payable - Current	1,666,108	1,654,589
Initial Direct Costs Leases - Current	300,000	486,390
Operating Lease Liabilities - Current	1,944,026	1,982,281
Development Incentive Advances - Current	8,893,987	300,840
Total Current Liabilities	61,944,101	33,125,741
Long-Term Liabilities
Loans Payable	1,447,720	1,459,172
Development Incentive Advances - Noncurrent	-	5,667,857
Initial Direct Costs Leases - Noncurrent	3,950,000	4,050,000
Operating Lease Liabilities - Noncurrent	231,815,657	242,488,610
Total Long-Term Liabilities	237,213,377	253,665,639
Total Liabilities	299,157,478	286,791,380
Mezzanine equity
13% Redeemable Preferred Stock; Liquidation Preference $25 per Share; 10,000,000 Shares Authorized; 294,144 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	5,775,596	5,775,596
Commitments and Contingencies
Stockholders’ Deficit
Common Stock (shares authorized, issued, outstanding - 41,839,361, and 39,462,440, shares outstanding as of March 31, 2024 and December 31, 2023, respectively)	418	394
Additional Paid In Capital	98,455,107	90,437,155
Accumulated Deficit	(142,108,977)	(99,710,503)
Total Stockholders’ Deficit	(43,653,452)	(9,272,954)
Total Liabilities and Stockholders’ Deficit	$261,279,622	$283,294,022

See accompanying notes to condensed consolidated financial statements.

LUXURBAN HOTELS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For The
	Three Months Ended
	March 31,
	2024, as restated	2023
Net Rental Revenue	$13,957,361	$22,814,175
Rent Expense	8,344,007	5,421,867
Non-Cash Rent Expense Amortization	2,093,667	1,651,669
Surrender of Deposits	750,000	-
Other Expenses	24,350,623	10,378,765
Total Cost of Revenue	35,538,297	17,452,301
Gross (Loss) Profit	(21,580,936)	5,361,874
General and Administrative Expenses	12,143,305	2,742,586
Non-Cash Issuance of Common Stock for Operating Expenses	304,925	884,816
Non-Cash Stock Compensation Expense	724,514	429,996
Non-Cash Stock Option Expense	152,339	167,573
Partnership Considerations	2,679,469	-
Total Operating Expenses	16,004,552	4,224,971
(Loss) Income from Operations	(37,585,488)	1,136,903
Other Income (Expense)
Other Income	210,076	39,878
Cash Interest and Financing Costs	(2,459,800)	(2,130,605)
Non-Cash Financing Costs	(2,324,270)	(1,704,549)
Total Other Expense	(4,573,994)	(3,795,276)
Loss Before Provision for Income Taxes	(42,159,482)	(2,658,373)
Provision for Income Taxes	-	122,161
Net Loss	(42,159,482)	(2,780,534)
Preferred Stock Dividend	(238,992)	-
Net Loss Attributable to Common Stockholders	$(42,398,474)	$(2,780,534)
Basic Loss Per Common Share	$(0.87)	$(0.10)
Diluted Loss Per Common Share	$(0.87)	$(0.10)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	49,223,606	28,659,358

See accompanying notes to condensed consolidated financial statements.

LUXURBAN HOTELS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

(UNAUDTIED)

	Common Stock		Additional Paid in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	(Deficit)
Balance - December 31, 2023	39,462,440	$394	$90,437,155	$(99,710,503)	$(9,272,954)
Net Loss	-	-	-	(42,159,482)	(42,159,482)
Non-Cash Stock Compensation Expense	222,800	2	633,074		633,076
Non-Cash Option Compensation Expense	-	-	152,339	-	152,339
Issuance of Shares for Operating Expenses	69,863	1	304,925	-	304,926
Modification of Warrants	-	-	2,036,200	-	2,036,200
Warrant Exercise	1,450,000	15	4,799,985	-	4,800,000
Issuance of Shares to Satisfy Loans	20,008	-	91,435	-	91,435
Issuance of Shares for Revenue Share Agreements	614,250	6	(6)	-	-
Preferred Dividends	-	-	-	(238,992)	(238,992)
Balance - March 31, 2024, as restated	41,839,361	$418	$98,455,107	$(142,108,977)	$(43,653,452)

Balance - December 31, 2022	27,691,918	$276	$17,726,592	$(21,018,992)	$(3,292,124)
Net Loss	-	-	-	(2,780,534)	(2,780,534)
Non-Cash Stock Compensation Expense	166,665	2	429,994	-	429,996
Non-Cash Stock Option Expense	-	-	167,573	-	167,573
Issuance of Shares for Operating Expenses	433,881	4	884,812	-	884,816
Conversion of Loans	900,000	9	2,699,991	-	2,700,000
Warrant Exercise	200,000	2	399,998	-	400,000
Loss on Debt Extinguishment	-	-	58,579	-	58,579
Balance - March 31, 2023	29,392,464	$293	$22,367,539	$(23,799,526)	$(1,431,694)

See accompanying notes to consolidated financial statements.

LUXURBAN HOTELS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

(UNAUDITED)

	March 31,
	2024, as restated	2023
Cash Flows from Operating Activities
Net Loss	$(42,159,482)	$(2,780,534)
Adjustments to reconcile net loss to net cash provided by operating activities:
Writeoff of bad debts	7,843,456	-
Writeoff of channel retained funds security deposit	1,500,000	-
Writeoff of security deposits	750,000	-
Writeoff of vendor overpayment	50,000	-
Non-cash stock compensation expense	55,500	429,996
Non-cash stock director expense	577,576	-
Non-cash stock option expense	152,339	167,573
Depreciation expense	13,676	11,031
Shares issued for operating expenses	304,926	884,816
Modification of Warrants	2,036,200	-
Non-cash lease expense	10,146,639	6,456,386
Gain on lease exit	(209,811)	-
Non-cash forgiveness of Development Incentive Advances	(75,210)
Gain on sale of Treasury Bills	-	(31,014)
Non-cash Financing Charges Associated with Short Term Business Financing	286,576	78,402
Loss on Debt Extinguishment	-	58,579
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts Receivable, Net	(156,180)	-
Processor retained funds	-	(218,023)
Receivables from On-Line Travel Agencies, Net	2,711,468	-
Receivables from City of New York and Landlords, Net	1,768,975	-
Prepaid expense and other assets	(4,073,427)	261,157
Prepaid Guarantee Trust - Related Party	351,000	-
Security deposits	(1,050,000)	(3,907,720)
(Decrease) Increase in:
Accounts payable and accrued expenses	7,547,607	1,024,948
Operating lease liabilities	(8,050,548)	(4,804,716)
Rents received in advance	10,222,435	2,630,239
Accrued Income Taxes	-	122,161
Net cash (used in) provided by operating activities	(9,456,285)	383,281

Cash Flows from Investing Activities
Purchase of Furniture and Equipment	-	(249,762)
Proceeds from the sale of Treasury Bills	-	2,692,396
Net cash provided by investing activities	-	2,442,634

Cash Flows from Financing Activities
Deferred offering costs - net
Proceeds from (Repayments of) short term business financing - net	2,331,721	(1,255,512)
Warrant Exercises	4,800,000	400,000
Proceeds from Development Incentive Advances	3,000,500	-
Proceeds from (Repayments of) loans payable - net	67	(165,896)
Repayments of financed initial direct costs	(194,955)	-
Preferred shareholder dividends paid	(238,992)	-
Net cash provided by (used in) financing activities	9,698,341	(1,021,408)

Net Increase in Cash and Cash Equivalents and Restricted Cash	242,056	1,804,507
Cash and Cash Equivalents and Restricted Cash - beginning of the period	752,848	2,176,402
Cash and Cash Equivalents and Restricted Cash - end of the period	994,904	3,980,909

Cash and Cash Equivalents	994,904	2,880,909
Restricted Cash	-	1,100,000
Total Cash and Cash Equivalents and Restricted Cash	$994,904	$3,980,909

Supplemental Disclosures of Cash Flow Information
Taxes	$-	$-
Interest	$1,598,784	$2,130,605
Noncash operating activities:
Acquisition of New Operating Lease Right-of-Use Assets	$-	$88,267,775
Noncash financing activities:
Financed Initial Direct Costs for leases paid with common stock	$91,435	$-
Conversion of debt to common stock and additional paid-in capital	$-	$2,700,000

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LUXURBAN HOTELS INC. (AS RESTATED)
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

2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On August 9, 2024, the Company in concurrence with the Company’s audit committee, concluded that our 2024 unaudited condensed consolidated financial statements as of the first quarterly period in 2024 included in our Quarterly Report on Form 10-Q for the respective period, (the “Prior Period Financial Statements”) should no longer be relied upon due to misstatements that are described below, and that we would restate such financial statements to make the necessary accounting corrections. Details of the restated condensed consolidated financial statements for the three months ended March 31, 2024, are provided below (“Restatement Items”).

The Restatement Items reflect adjustments to correct errors in the March 31, 2024, condensed consolidated financial statement areas including Channel Retained Funds, Other Expenses, Bookings Received in Advance and Net Rental Revenue. The nature and impact of these adjustments are described below and also detailed in the tables below.

Restatement Items

Channel Retained Funds and Other Expenses – The Company did not correctly apply the charges allocated to the Channel Retained Funds by the vendor. The corrections resulted in a decrease in Channel Retained Funds in the amount of $1,500,000 and resulted in an increase in Other Expenses, Cost of Revenue in the amount of $1,500,000. Refer to reference “a” below.

Processor Retained Funds, Receivables from On-Line Travel Agencies, Receivables from City of New York and Landlords, Accounts Payable and Accrued Expenses and Net Rental Revenue – The Company did not properly reserve for bad debt expense of $7,843,456 in the first quarter of 2024. The Company incorrectly recognized revenue in the first quarter of 2024 for reservations that were booked and paid for, but reservations were cancelled by the merchant service provider. The corrections resulted in a decrease in Processor Retained Funds of $2,633,926, Receivables from On-Line Travel Agencies of $6,749,769, Receivables from City of New York of $984,744 and increase in Accounts Payable and Accrued Expenses of $3,738,224 and a decrease in Net Rental Revenue of $6,263,207 and increase in General and Administrative Expenses of $8,387,549. Refer to reference “b” below.

Receivable from City of New York, Accounts Payable and Accrued Expenses and Net Rental Revenue – The Company did not reflect the net receivable due from the City of New York. The corrections reflect the net amount due from the City of New York in conjunction with the landlord. The receivable has been reduced by $3,201,640, the payables have been reduced by $1,827,157 and the Net Rental Revenue has been reduced by $830,390. Refer to reference “c” below.

Prepaid Expenses and Other Current Assets and Other Expenses – The Company did not properly amortize the prepaid real estate taxes in the first quarter of 2024. The correction resulted in a decrease in Prepaid Expenses and Other Current Assets and an increase in Other Expenses, Cost of Revenue in the amount of $342,212. Refer to reference “d” below.

Bookings Received in Advance and Net Rental Revenue – The Company incorrectly recognized revenue in the first quarter of 2024 for reservations that were booked and paid for, but the guest had not yet stayed at the property. The corrections resulted in an increase in Bookings Received in Advance in the amount of $8,050,248 and a decrease in Net Rental Revenue in the amount of $8,050,248. The future revenues will be recognized when the guest checks in. Refer to reference “d” below.

The following tables present the effect of the Restatement Items on the Company’s condensed consolidated balance sheet for the period indicated:

	As of March 31, 2024 (unaudited)
	As Previously Reported	Restatement Adjustments	As Restated	Restatement References
ASSETS
Current Assets
Cash and Cash Equivalents	$994,904	$-	$994,904
Accounts Receivable, Net	486,067	-	486,067
Channel Retained Funds, Net	1,500,000	(1,500,000)	-	a
Processor Retained Funds, Net	2,633,926	(2,633,926)	-	b
Receivables from On-Line Travel Agencies, Net	6,749,769	(6,749,769)	-	b
		(984,744)		b
Receivables from City of New York and Landlords, Net	6,018,035	(3,201,640)	1,831,651	c
Prepaid Expenses and Other Current Assets	1,361,114	(342,212)	1,018,902	d
Prepaid Guarantee Trust - Related Party	672,750	-	672,750
Total Current Assets	20,416,565	(15,412,291)	5,004,274
Other Assets
Furniture, Equipment and Leasehold Improvements, Net	677,559	-	677,559
Security Deposits - Noncurrent	20,607,413	-	20,607,413
Prepaid Expenses and Other Noncurrent Assets	5,974,276	-	5,974,276
Operating Lease Right-Of-Use Assets, Net	229,016,100	-	229,016,100
Total Other Assets	256,275,348	-	256,275,348
Total Assets	$276,691,913	$(15,412,291)	$261,279,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
		$3,738,225		b
Accounts Payable and Accrued Expenses	$28,868,844	(1,827,157)	$30,779,912	c
Bookings Received in Advance	6,576,403	8,050,248	14,626,651	e
Short Term Business Financing, Net	3,733,417	-	3,733,417
Loans Payable - Current	1,666,108	-	1,666,108
Initial Direct Costs Leases - Current	300,000	-	300,000
Operating Lease Liabilies - Current	1,944,026	-	1,944,026
Development Incentive Advances - Current	8,893,987	-	8,893,987
Total Current Liabilities	51,982,785	9,961,316	61,944,101
Long-Term Liabilities
Loans Payable	1,447,720	-	1,447,720
Development Incentive Advances - Noncurrent	-	-	-
Initial Direct Costs Leases - Noncurrent	3,950,000	-	3,950,000
Operating Lease Liabilities - Noncurrent	231,815,657	-	231,815,657
Total Long-Term Liabilities	237,213,377	-	237,213,377
Total Liabilities	289,196,162	9,961,316	299,157,478
Mezzanine equity
13% Redeemable Preferred Stock; Liquidation Perference $25 per Share; 10,000,000 Shares Authorized; 294,144 shares issued and outstanding as of March 31, 2024	5,775,596	-	5,775,596
Commitments and Contingencies
Stockholders’ Deficit
Common Stock (90,000,000 shares authorized, issued, outstanding - 41,839,361)	418	-	418
Additional Paid In Capital	98,455,107	-	98,455,107
Accumulated Deficit	(116,735,370)	(25,373,607)	(142,108,977)	a, b, c, d, e
Total Stockholders’ Deficit	(18,279,845)	(25,373,607)	(43,653,452)
Total Liabilities and Stockholders’ Deficit	$276,691,913	$(15,412,291)	$261,279,622

See accompanying notes to condensed consolidated financial statements.

The following tables present the effect of the Restatement Items on the Company’s condensed consolidated statement of operations for the period indicated:

	As of March 31, 2024 (unaudited)
	As Previously Reported	Restatement Adjustments	As Restated	Restatement References
Net Rental Revenue	$29,101,207	$(15,143,846)	$13,957,361	b, c, e
Rent Expense	8,344,007	-	8,344,007
Non-Cash Rent Expense Amortization	2,093,667	-	2,093,667
Surrender of Deposits	750,000	-	750,000
Other Expenses	22,508,411	1,842,212	24,350,623	a, d
Total Cost of Revenue	33,696,085	1,842,212	35,538,297
Gross (Loss) Profit	(4,594,878)	(16,986,058)	(21,580,936)
General and Administrative Expenses	3,755,756	8,387,549	12,143,305	b
Non-Cash Issuance of Common Stock for Operating Expenses	304,925	-	304,925
Non-Cash Stock Compensation Expense	724,514	-	724,514
Non-Cash Stock Option Expense	152,339	-	152,339
Partnership Considerations	2,679,469	-	2,679,469
Total Operating Expenses	7,617,003	8,387,549	16,004,552
(Loss) Income from Operations	(12,211,881)	(25,373,607)	(37,585,488)
Other Income (Expense)
Other Income	210,076	-	210,076
Cash Interest and Financing Costs	(2,459,800)	-	(2,459,800)
Non-Cash Financing Costs	(2,324,270)	-	(2,324,270)
Total Other Expense	(4,573,994)	-	(4,573,994)
Loss Before Provision for Income Taxes	(16,785,875)	(25,373,607)	(42,159,482)
Provision for Income Taxes	-	-	-
Net Loss	(16,785,875)	(25,373,607)	(42,159,482)
Preferred Stock Dividend	(238,992)	-	(238,992)
Net Loss Attributable to Common Stockholders	$(17,024,867)	$(25,373,607)	$(42,398,474)
Basic Loss Per Common Share	$(0.35)	$(0.52)	$(0.87)
Diluted Loss Per Common Share	$(0.35)	$(0.52)	$(0.87)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	49,223,606	49,223,606	49,223,606

See accompanying notes to condensed consolidated financial statements.

The following tables present the effect of the Restatement Items on the Company’s condensed consolidated statement of changes in stockholders’ deficit for the period indicated:

	Common Stock		Additional Paid in	Accumulated	Stockholders’	Restatement
	Shares	Value	Capital	Deficit	(Deficit)	References
Balance - December 31, 2023	39,462,440	$394	$90,437,155	$(99,710,503)	$(9,272,954)
Net Loss	-	-	-	(16,785,875)	(16,785,875)
Non-Cash Stock Compensation Expense	222,800	2	633,074	-	633,076
Non-Cash Option Compensation Expense	-	-	152,339	-	152,339
Issuance of Shares for Operating Expenses	69,863	1	304,925	-	304,926
Modification of Warrants	-	-	2,036,200	-	2,036,200
Warrant Exercise	1,450,000	15	4,799,985	-	4,800,000
Issuance of Shares to Satisfy Loans	20,008	-	91,435	-	91,435
Issuance of Shares for Revenue Share
Agreement	614,250	6	(6)	-	-
Preferred Dividends	-	-	-	(238,992)	(238,992)
Restatement Items				(25,373,607)	(25,373,607)	a, b, c, d, e
Balance - March 31, 2024	41,839,361	$418	$98,455,107	$(142,108,977)	$(43,653,452)

Balance - December 31, 2022	27,691,918	$276	$17,726,592	$(21,018,992)	$(3,292,124)
Net Loss	-	-	-	(2,780,534)	(2,780,534)
Non-Cash Stock Compensation Expense	166,665	2	429,994	-	429,996
Non-Cash Option Compensation Expense	-	-	167,573	-	167,573
Issuance of Shares for Operating Expenses	433,881	4	884,812	-	884,816
Conversion of loans	900,000	9	2,699,991	-	2,700,000
Warrant Exercise	200,000	2	399,998	-	400,000
Loss on Debt Extinguishment	-	-	58,579	-	58,579
Restatement Items	-	-	-	-	-
Balance - March 31, 2023	29,392,464	$293	$22,367,539	$(23,799,526)	$(1,431,694)

See accompanying notes to condensed consolidated financial statements.

The following tables present the effect of the Restatement Items on the Company’s condensed consolidated statement of cash flows for the period indicated:

	As of March 31, 2024 (unaudited)
	As Previously	Restatement	As	Restatement
	Reported	Adjustments	Restated	References
Cash Flows from Operating Activities
Net (Loss)	$(16,785,875)	$(25,373,607)	$(42,159,482)	a, b, c, d, e
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Writeoff of bad debts		7,843,456	7,843,456	b
Writeoff of channel retained funds security deposit		1,500,000	1,500,000	a
Writeoff of security deposits	750,000	-	750,000
Writeoff of vendor overpayment	50,000	-	50,000
Non-cash stock compensation expense	55,500	-	55,500
Non-cash stock director expense	577,576	-	577,576
Non-cash stock option expense	152,339	-	152,339
Depreciation expense	13,676	-	13,676
Shares issued for operating expenses	304,926	-	304,926
Modification of Warrants	2,036,200	-	2,036,200
Non-cash lease expense	10,146,639	-	10,146,639
Gain on lease exit	(209,811)	-	(209,811)
Non-cash foregiveness of Development Incentive Advances	(75,210)	-	(75,210)
Gain on sale of Treasury Bills	-	-	-
Non-cash Financing Charges Associated with Short Term Business Financing	286,576	-	286,576
Loss on Debt Extinguishment	-	-	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts Receivable, Net	(156,180)	-	(156,180)
Receivables from On-Line Travel Agencies, Net	186,485	2,524,983	2,711,468	b
Receivables from City of New York and Landlords, Net	(1,432,665)	3,201,640	1,768,975	c
Prepaid expense and other assets	(4,415,639)	342,212	(4,073,427)	d
Prepaid Guarantee Trust - Related Party	351,000	-	351,000
Security deposits	(1,050,000)	-	(1,050,000)
(Decrease) Increase in:			-
Accounts payable and accrued expenses	5,636,539	1,911,068	7,547,607	b, c
Operating lease liabilities	(8,050,548)	-	(8,050,548)
Rents received in advance	2,172,187	8,050,248	10,222,435	e
Accrued Income Taxes	-	-	-
Net cash provided by operating activities	(9,456,285)	-	(9,456,285)

Cash Flows from Investing Activities
Purchase of Furniture and Equipment	-	-	-
Proceeds from the sale of Treasury Bills	-	-	-
Net cash provided by investing activities	-	-	-

Cash Flows from Financing Activities
Deferred offering costs - net
Proceeds from (Repayments of) short term business financing - net	2,331,721	-	2,331,721
Warrant Exercises	4,800,000	-	4,800,000
Proceeds from Development Incentive Advances	3,000,500	-	3,000,500
Proceds from (Repayments of) loans payable - net	67	-	67
Repayments of loans payable - net	(194,955)	-	(194,955)
Preferred shareholder dividends paid	(238,992)	-	(238,992)
Net cash used in financing activities	9,698,341	-	9,698,341

Net Increase in Cash and Cash Equivalents and Restricted Cash	242,056	-	242,056
Cash and Cash Equivalents and Restricted Cash - beginning of the period	752,848	-	752,848
Cash and Cash Equivalents and Restricted Cash - end of the period	994,904	-	994,904

Cash and Cash Equivalents	994,904	-	994,904
Restricted Cash	-	-	-
Total Cash and Cash Equivalents and Restricted Cash	$994,904	$-	$994,904

Supplemental Disclosures of Cash Flow Information
Taxes	$-	$-	$-
Interest	$1,598,784	$-	$1,598,784
Noncash operating activities:
Acquisition of New Operating Lease Right-of-Use Assets	$-	$-	$-
Noncash financing activities:
Financed Initial Direct Costs for leases paid with common stock	$91,435	$-	$91,435
Conversion of debt to common stock and additional paid-in capital	$-	$-	$-

See accompanying notes to condensed consolidated financial statements.

3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, AS RESTATED

a.	Basis of Presentation — The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Payment received for the future use of a rental unit is recognized as a liability and reported as rents received in advance on the balance sheets. Rents received in advance are recognized as revenue after the rental unit is occupied by the customer for the agreed upon length of time. The rents received in advance balance as of March 31, 2024, and December 31, 2023, was $14,626,651 and $4,404,216, respectively and is expected to be recognized as revenue within a one-year period.

c.

Use of Estimates — The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

d

Going Concern — The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation as a going concern. As reflected in the accompanying statement of operations, for the year ended December 31, 2023, and the three-month ended March 31, 2024, the Company had a net loss of $78,523,377 and $42,159,482, respectively. In addition, the Company sustained significant losses in prior years. The Company’s working capital as of March 31, 2024, was a deficit of $56,939,827. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management has evaluated the significance of the conditions in relation to the Company’ ability to meet its obligations and believes that its current cash balance along with its currently projected cash flows from operations will not provide sufficient capital to continue as a going concern. In an effort to achieve liquidity that would be sufficient to meet all of our commitments, we have undertaken a number of actions, including raising capital through the sale of equity and the sale of debt. The Company’s ability to continue as a going concern is dependent upon improving operating margins and raising capital through debt and/or equity financing. Without additional capital, we may not have sufficient capital to continue operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

e.

Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2024, the Company had cash and cash equivalents of $994,904. The Company had $752,848 of cash equivalents as of December 31, 2023.

f.	Accounts Receivable, Channel Retained Funds, and Processor Retained Funds — The Company’s accounts receivable consists of amounts due from landlords, amounts due from the City of New York, and receivables from Online Travel Agents (“OTAs”) and other sales channels. The amounts due from landlords are related to common area expenses we incur for the benefit of all tenants and ultimately can be netted to amounts owed to the landlord, not requiring an allowance as the amounts owed to the landlord are far greater than amounts owed to us. Regarding the receivable with the City of New York, we have cancelled our contract with the City of New York and do not expect the need for an allowance of credit losses on the remaining balanced owed to us. During the year ended December 31, 2023, we wrote off $2,947,780 of receivables from the city on a property we leased but later decided to exit due to the timing of payments from the City of New York. Finally, we have a reserve for credit losses with receivables from OTAs, in the amount of the full balance outstanding and $529,000 as of March 31, 2024 and December 31, 2023, respectively. Processor retained funds on the balance sheet are net of any requested and allowed chargebacks and funds released to use during the period.

g.	Fair Value of Financial Instruments — The carrying amount of cash and cash equivalents, processor retained funds, security deposits, accounts payable and accrued expenses, rents received in advance, receivables from OTAs, development incentive advances, and short-term business financing advances approximate their fair values as of March 31, 2024 and December 31, 2023 because of their short term natures.

h.	Commissions — The Company pays commissions to third-party sales channels to handle the marketing, reservations, collections, and other rental processes for most of the units. For the three months ended March 31, 2024, commissions were $6,192,305 as compared to $3,073,533 for the three months ended March 31, 2023. These expenses are included in cost of revenue in the accompanying consolidated statement of operations.

i.	Income Taxes — In accordance with GAAP, the Company follows the guidance in FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition and measurement of a tax position taken or expected to be taken in a tax return.

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

4 - LEASES

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

5 - ACCOUNTS RECEIVABLES, PROCESSOR AND CHANNEL RETAINED FUNDS, AS RESTATED

As of March 31, 2024 we had $0 of channel retained funds, $0 of processor retained funds, $0 of receivables from OTAs $1,480,000 in receivables from the City of New York and landlords and other receivables of $351,651. These items as of December 31, 2023 had $1,500,000 of channel retained funds, $2,633,926 of processor retained funds, (net of allowances for credit losses of $393,412) $6,936,254 of receivables from OTAs (net of allowances for credit losses of $529,000) $4,585,370 in receivables from the City of New York and landlords and other receivables of $329,987 (net of allowances for credit losses of $486,708).

6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES, AS RESTATED

Accounts payable and accrued expenses totaled $30,779,912 and $23,182,305 as of March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024, the balance consisted of approximately $1,203,000 of accrued payroll and related liabilities, $3,329,000 of utilities fees, $9,783,000 of legal exposure, $4,912,000 in sales and other taxes, $3,258,000 for rent, $850,000 for interest expense, $289,000 for telephone and cable expense, $627,000 of insurance expense, $246,000 professional fees, $960,000 for repairs, maintenance and improvements, $582,000 for linens, sundries and supplies, $317,000 for cleaning expense, $563,000 for initial franchise fees paid on behalf of the Company by a related party (repaid subsequent to March 31, 2024), $123,000 for commissions, $216,000 for printing expense, $3,738,000 refunds due customers and $690,000 of other miscellaneous items.

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

7 - LOANS PAYABLE – SBA – PPP LOAN

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

8 - LOANS PAYABLE – SBA – EIDL LOAN

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

9 - SHORT-TERM BUSINESS FINANCING

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

10 - LOANS PAYABLE

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

12 - RELATED PARTY TRANSACTIONS

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

15 - STOCK OPTIONS, RESTRICTED STOCK UNITS AND WARRANTS

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

16 - Revenue Share Exchange

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

17 - WYNDHAM AGREEMENTS

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

18 - REDEEMABLE PREFERRED STOCK

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

20 - SUBSEQUENT EVENTS

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

●

Brian Ferdinand, the Company’s founder, stepped down as Chairman of the Board and Co-Chief Executive Officer and became a consultant to the Company, in which role he will oversee the management and expansion of the Company’s hotel properties portfolio and assist Mr. Kothari in his transition to sole Chief Executive Officer; and stepped down as Chief Executive Officer and Chief Financial Officer in June 2024.

●

Andrew Schwartz, a respected financial industry veteran and credit, debt and equity financing expert, was elected as a member of the Company’s board of directors. Mr. Schwartz stepped down in June 2024.

●	Robert Arigo, a respected hotelier was appointed as Chief Executive Officer of the Company in June 2024.

●	Michael James, a respected financial industry veteran was appointed as Chief Financial Officer in June 2024.

Capital Raises

On May 23, 2024, the Company sold 35,075,000 common shares for $8,768,750 netting $7,026,437 after fees.

On June 27, 2024, the Company sold 8,000,000 common shares and 8,000,000 rights for $2,000,000 netting $1,834.000 after fees.

On July 18, 2024, the Company sold 4,500,000 common shares for $765,000 netting $703,800 after fees.

On July 31, 2024, the Company sold 11,573,333 common shares for $1,736,000 netting $1,530,800 after fees.

In August 2024, the Company has raised through the sale of convertible debt $3,012,000 netting $2,815,000 after fees.

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

Results of Operations

	For The Three Months Ended March 31,
	2024, as restated	2023	% ∆ YoY
Net Rental Revenue	$13,957,361	$22,814,175	(39)%
Rent Expense	8,344,007	5,421,867
Non-Cash Rent Expense Amortization	2,093,667	1,651,669
Surrender of Deposits	750,000	-
Other Expenses	24,350,623	10,378,765
Total Cost of Revenue	35,538,297	17,452,301	104%
Gross (Loss) Profit	(21,580,936)	5,361,874	(502)%
General and Administrative Expenses	12,143,305	2,742,586
Non-Cash Issuance of Common Stock for Operating Expenses	304,925	884,816
Non-Cash Stock Compensation Expense	724,514	429,996
Non-Cash Stock Option Expense	152,339	167,573
Partnership Considerations	2,679,469	-
Total Operating Expenses	16,004,552	4,224,971	278%
Income (Loss) from Operations	(37,585,488)	1,136,903	(3,406)%
Other Income (Expense)
Other Income	210,076	39,878
Cash Interest and Financing Costs	(2,459,800)	(2,130,605)
Non-Cash Financing Costs	(2,324,270)	(1,704,549)
Total Other Expense	(4,573,994)	(3,795,276)	21%
Loss Before Benefit from for Income Taxes	(42,159,482)	(2,658,373)	1,486%
Provision for Income Taxes	-	122,161
Net Loss	$(42,159,482)	$(2,780,534)	1,416%

Three Months Ended March 31, 2024, as restated, as compared to Three Months Ended March 31, 2023

Net Rental Revenue

The decrease in net rental revenue of 39% for the three months ended March 31, 2024 to $14.0 million as compared to $22.8 million for the three months ended March 31, 2023 was a result of the decrease in average units available to rent from 571 for the three months ended March 31, 2023 to 1,535 for the three months ended March 31, 2024 partially offset by lower RevPAR, or revenue per available room, from $257 for the three months ended March 31, 2023 to $208 for the three months ended March 31, 2024. The lower RevPar in the current quarter is attributable to the overall unit mix as well as the impact on our business from the partnership we exited in April of 2024. RevPAR includes both average daily rate (“ADR”) and occupancy.

Cost of Revenue

For the three months ended March 31, 2024, the principal component responsible for the increase in our cost of revenue was expenses for our units available to rent, which increased by $18.1 million, or 104%, from $17.5 million in the three months ended March 31, 2023, to $35.5 million in the three months ended March 31, 2024, as a result of the increased number of units as well as related increases in property-related costs such as utilities, labor, cable / WIFI costs and cost related to greater revenues such as credit card processing fees and commissions as well as greater costs associated with the surrender of properties such as, deposit surrenders and greater commissions to relocate guests.

Gross Profit

The decrease in our gross profit of $26.9 million, or approximately 502%, to ($21.6) million for the three months ended March 31, 2024, as compared to $5.4 million for the three months ended March 31, 2023, is primarily attributable greater costs associated with the surrender of properties such as, deposit surrenders and greater commissions to relocate guests as well as greater number of units and lower RevPAR over these periods.

Total Operating Expenses

Total operating expenses incurred for the three months ended March 31, 2024, increased by approximately $11.8 million from the three months ended March 31, 2023. Of this increase, $3.5 million were for costs related to the exit of our partnership, which did not occur in the three months ended March 31, 2023. The Company recorded bad expense in the amount of $7.8 million in the three months ended March 31, 2024. The balance of this increase was primarily related to greater units and related corporate staffing.

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

Liquidity and Capital Resources

The following table provides information about our liquidity and capital resources as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024	As of December 31, 2023
Cash and Cash Equivalents	$994,904	$752,848
Other Current Assets	$4,009,370	$18,968,209
Total Current Assets	$5,004,274	$19,721,057
Total Current Liabilities	$61,994,101	$33,125,741
Working Capital (Deficit)	$(56,939,827)	$(13,404,684)

As of March 31, 2024, our cash and cash equivalents balance was $994,904 as compared to $752,848 at December 31, 2023, and total current assets were $5,004,274 at March 31, 2024, as compared to $19,721,057 at December 31, 2023.

As of March 31, 2024, our company had total current liabilities of $61,994,101 as compared to $33,125,741 at December 31, 2023. Total current liabilities at March 31, 2024 consisted of: accounts payable and accrued expenses of $30,779,912 as compared to $23,182,305 at December 31, 2023; rents received in advance of $14,626,651 at March 31, 2024, as compared to $4,404,216 at December 31, 2023; short-term business loans of $3,733,417 at March 31, 2024, as compared to $1,115,120 at December 31, 2023; loans payable of $1,666,108 at March 31, 2024, as compared to $1,654,589 at December 31, 2023; operating lease liability of $1,944,026 at March 31, 2024, as compared to $1,982,281 at December 31, 2023; and development incentive advances of $8,893,987 at March 31, 2024 as compared to $300,840 at December 31, 2023.

As of March 31, 2024, our company had a working capital deficit of $56,939,827 as compared to a deficit of $13,404,684 at December 31, 2023.

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

Cash Flows from Operating Activities

During the three months ended March 31, 2024, we used $9,456,285 of cash in operating activities that was primarily related to an increase in prepaid expenses of $4,073,427, increase in security deposits of $1,050,000, offset by non-cash amount of lease expense of $10,146,639, modification of warrants of $2,036,200, prepaid guarantee trust of $351,000, and accounts payable and accrued expense of $7,547,607.

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

Item 6 - Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-262114) filed with the SEC on January 12, 2022).
3.1.1	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
3.1.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-262114) filed with the SEC on January 12, 2022).
3.3	Certificate of Conversion from LLC to “C” corporation (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-262114) filed with the SEC on January 12, 2022).
3.4	Certificate of Designations, Rights and Preferences for 13.00% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.6 of our Form 8-A filed with the SEC on October 26, 2023).
4.1	Description of Registrant’s Securities (incorporated by the reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 15, 2024).
4.2	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on January 31, 2022).
4.3	October 2021 Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
4.3.1	Addendum to the THA Contingent Warrants (incorporated by reference to Exhibit 4.2.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
4.4	November 2021 Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
4.4.1	Addendum to the EBOL Contingent Warrants (incorporated by reference to Exhibit 4.3.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
4.5	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on January 31, 2022).
4.6	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on January 31, 2022).
4.7	Form of May/June 2022 Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
4.8	Form of 2022 Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2022).
4.9	Representative’s Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2022).
4.10	Form of September 2022 Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).
4.11	Specimen Preferred Stock Certificate representing the shares of 13.00% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 of our Form 8-A filed with the SEC on October 26, 2023).

10.1	2022 Performance Equity Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-262114) filed with the SEC on January 12, 2022).
10.2	Employment Agreement with Brian Ferdinand (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 22, 2022).
10.2.1	Amendment to Employment Agreement of Brian Ferdinand (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2024).
10.3	Amended and Restated Employment Agreement with Shanoop Kothari (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2024).
10.4	Employment Agreement with Robert Arigo ((incorporated by reference to Exhibit10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2024)
10.5	Amended and Restated Employment Agreement with Jimmie Chatmon ((incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2024)
10.6	Employment Agreement with Brandon Elster ((incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2024)
10.7	Employment Agreement with Karl Rothman (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 22, 2022).
10.8	Form of Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on January 31, 2022).
10.9	Securities Purchase Agreement, dated May 27, 2022 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
10.10	Amendment No. 1, dated June 30, 2022, to Securities Purchase Agreement, dated May 27, 2022 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
10.11	Securities Purchase Agreement, dated June 30, 2022 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
10.12	Form of May/June 2022 Note (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
10.13	Form of Security and Guaranty Agreement Related to the May/June 2022 Notes (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
10.14	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
10.15	Form of September 2022 Investor Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).
10.16	Form of September 2022 Investor Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).
10.17	Amended and Restated Security and Guaranty Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).
10.18	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).
10.19	Addendum to September 2022 Investor Purchase Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K/A filed with the SEC on October 20, 2022).
10.20	Form of Hotel Management Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2022).

10.21	Form of November 2022 Investor Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2022).†
10.22	Loan Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2022).†
10.23	Revenue Share Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2022).†
10.24	Transition Services Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022).
10.25	Note Extension and Conversion Agreement, dated December 20, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2022).
10.26	Restricted Stock Award Agreement (Shanoop Kothari) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2022).
10.27	Revenue Share Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).†
10.28	February 2023 Letter Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2023).
10.29	Amendment No. 1 to the Amended and Restated Security and Guaranty Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2023).
10.30	Revenue Share Exchange Agreement dated May 21, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2023).
10.31	June 2023 Letter Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2023).
10.32	Registration Rights Amendment and Warrant Letter Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2023).
10.33	November 2023 Letter Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report for the Nine Months Ended September 30, 2023 filed with the SEC on November 8, 2023).
10.34	December 2023 Letter Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2023).
10.35	Second December 2023 Letter Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2023).
10.36	April 2024 Letter Agreement (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2024).
10.36.1	May 2024 Modification to April 2024 Letter Agreement (incorporated by reference to Exhibit 10.36.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2024).
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2024).
31.1	Certificate of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.2	Certificate of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32.1	Certificate of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
32.2	Certificate of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

Exhibit 101.INS	Inline XBRL Instance Document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed herewith.
†	Certain of the exhibits and schedules to this agreement have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUXURBAN HOTELS INC.

Dated: August 20, 2024	By:	/s/ Robert Arigo
Robert Arigo
Chief Executive Officer