Form 10-Q
period 2024-06-30
LUXURBAN HOTELS INC.
filed 2024-09-25
CIK 1893311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of September 25, 2024, the registrant had 136,854,165 shares of common stock, $.00001 par value, outstanding.

i

Part I - Financial Information

Item 1 - Financial Statements.

LUXURBAN HOTELS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and Cash Equivalents	$61	$752,848
Accounts Receivable, Net	-	329,887
Channel Retained Funds, Net	-	1,500,000
Processor Retained Funds, Net	826,000	2,633,926
Receivables from On-Line Travel Agencies, Net	-	6,936,254
Receivables from City of New York and Landlords, Net	1,480,000	4,585,370
Prepaid Expenses and Other Current Assets	668,533	1,959,022
Prepaid Guarantee Trust - Related Party	341,250	1,023,750
Total Current Assets	3,315,844	19,721,057
Other Assets
Furniture, Equipment and Leasehold Improvements, Net	665,161	691,235
Security Deposits	17,714,123	20,307,413
Prepaid Expenses and Other Noncurrent Assets	419,631	960,729
Operating Lease Right-Of-Use Assets, Net	202,372,371	241,613,588
Total Other Assets	221,171,286	263,572,965
Total Assets	$224,487,130	$283,294,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$46,869,829	$23,182,305
Bookings Received in Advance	11,264,558	4,404,216
Short Term Business Financing, Net	2,805,189	1,115,120
Loans Payable - Current	2,513,852	1,654,589
Initial Direct Costs Leases - Current	300,000	486,390
Operating Lease Liabilities - Current	2,152,452	1,982,281
Development Incentive Advances - Current	-	300,840
Total Current Liabilities	65,905,880	33,125,741
Long-Term Liabilities
Loans Payable	3,185,750	1,459,172
Development Incentive Advances - Noncurrent	-	5,667,857
Initial Direct Costs Leases - Noncurrent	3,950,000	4,050,000
Operating Lease Liabilities - Noncurrent	205,799,977	242,488,610
Total Long-Term Liabilities	212,935,727	253,665,639
Total Liabilities	278,841,607	286,791,380

Mezzanine equity
13% Redeemable Preferred Stock; Liquidation Preference $25 per Share; 10,000,000 Shares Authorized; 294,144 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	5,775,596	5,775,596

Commitments and Contingencies
Stockholders’ Deficit
Common Stock (shares authorized, issued, outstanding - 73,434,504, and 39,462,440, respectively)	734	394
Additional Paid In Capital	113,627,547	90,437,155
Accumulated Deficit	(168,933,017)	(99,710,503)
Stockholders’ Equity before Treasury Stock	(55,304,736)	(9,272,954)
Treasury stock, at cost	(4,825,337)	-
Total Stockholders’ Deficit	(60,130,073)	(9,272,954)
Total Liabilities and Stockholders’ Deficit	$224,487,130	$283,294,022

See accompanying notes to condensed consolidated financial statements.

LUXURBAN HOTELS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Rental Revenue	$18,186,223	$31,861,098	$32,143,584	$54,675,273
Rent Expense	7,218,175	4,844,114	15,562,182	10,265,981
Non-Cash Rent Expense Amortization	1,670,885	2,583,272	3,764,552	4,234,941
Surrender of Deposits	2,701,628	-	3,451,628	-
Other Expenses	28,828,024	14,254,698	53,178,647	24,633,463
Total Cost of Revenue	40,418,712	21,682,084	75,957,009	39,134,385
Gross (Loss) Profit	(22,232,489)	10,179,014	(43,813,425)	15,540,888

General and Administrative Expenses	2,486,593	4,417,237	14,629,898	7,159,823
Termination of Franchise Agreement	636,043	-	3,315,512	-
Non-Cash Issuance of Common Stock for Operating Expenses	74,011	784,314	378,936	1,669,130
Non-Cash Stock Compensation Expense	823,725	-	1,548,239	429,996
Non-Cash Stock Option Expense	146,743	204,814	299,082	372,387
Total Operating Expenses	4,167,115	5,406,365	20,171,667	9,631,336
(Loss) Income from Operations	(26,399,604)	4,772,649	(63,985,092)	5,909,552
Other Income (Expense)
Other Income	876,904	58,370	1,086,980	98,248
Cash Interest and Financing Costs	(615,756)	(1,189,901)	(3,075,556)	(3,320,506)
Non-Cash Financing Costs	(446,593)	(28,522,740)	(2,770,863)	(30,227,289)
Total Other Expense	(185,445)	(29,654,271)	(4,759,439)	(33,449,547)
Loss Before Provision for Income Taxes	(26,585,049)	(24,881,622)	(68,744,531)	(27,539,995)
Provision for Income Taxes	-	1,893,039	-	2,015,200
Net Loss	(26,585,049)	(26,774,661)	(68,744,531)	(29,555,195)
Preferred Stock Dividend	(238,991)	-	(477,983)	-
Net Loss Attributable to Common Stockholders	$(26,824,040)	$(26,774,661)	$(69,222,514)	$(29,555,195)
Basic Loss Per Common Share	$(0.41)	$(0.78)	$(1.20)	$(0.94)
Diluted Loss Per Common Share	$(0.41)	$(0.78)	$(1.20)	$(0.94)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	65,888,241	34,291,045	57,555,923	31,490,759

See accompanying notes to condensed consolidated financial statements.

LUXURBAN HOTELS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDTIED)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stockholders’ Equity (Deficit)
Balance - December 31, 2023	39,462,440	$394	$90,437,155	$(99,710,503)	$-	$(9,272,954)
Net Loss	-	-	-	(42,159,482)	-	(42,159,482)
Non-Cash Stock Compensation Expense	222,800	2	633,074		-	633,076
Non-Cash Option Compensation Expense	-	-	152,339	-	-	152,339
Issuance of Shares for Operating Expenses	69,863	1	304,925	-	-	304,926
Modification of Warrants	-	-	2,036,200	-	-	2,036,200
Warrant Exercise	1,450,000	15	4,799,985	-	-	4,800,000
Issuance of Shares to Satisfy Loans	20,008	-	91,435	-	-	91,435
Issuance of Shares for Revenue Share Agreements	614,250	6	(6)	-	-	-
Preferred Dividends	-	-	-	(238,992)	-	(238,992)
Balance - March 31, 2024	41,839,361	418	98,455,107	(142,108,977)	-	(43,653,452)
Net Loss				(26,585,049)		(26,585,049)
Issuance of Shares for Revenue Share Agreements	6,740,000	67	(67)			-
Non-Cash Stock Compensation Expense	980,628	10	823,718			823,728
Non-Cash Option Compensation Expense			146,743			146,743
Issuance of Shares to Satisfy Loans	67,500	1	47,924			47,925
Issuance of Shares for Operating Expenses	36,887	-	26,085			26,085
Public Offering, Net of Issuance Fees	35,075,000	351	7,026,087			7,026,438
Private Offering, Net of Issuance Fees	8,000,000	80	1,833,920			1,834,000
Modification of Warrants			442,500			442,500
Purchase of Treasury Stock	(19,304,872)	(193)	4,825,530		(4,825,337)	-
Preferred Dividends				(238,991)		(238,991)
Balance - June 30, 2024	73,434,504	$734	$113,627,547	$(168,933,017)	$(4,825,337)	$(60,130,073)

Balance - December 31, 2022	27,691,918	$276	$17,726,592	$(21,018,992)	$-	$(3,292,124)
Net Loss	-	-	-	(2,780,534)	-	(2,780,534)
Non-Cash Stock Compensation Expense	166,665	2	429,994	-		429,996
Non-Cash Stock Option Expense	-	-	167,573	-		167,573
Issuance of Shares for Operating Expenses	433,881	4	884,812	-		884,816
Conversion of Loans	900,000	9	2,699,991	-		2,700,000
Warrant Exercise	200,000	2	399,998	-		400,000
Loss on Debt Extinguishment	-	-	58,579	-		58,579
Balance - March 31, 2023	29,392,464	293	22,367,539	(23,799,526)	-	(1,431,694)
Net Loss	-	-	-	(26,774,661)	-	(26,774,661)
Non-Cash Stock Option Expense	-	-	204,814	-		204,814
Conversion of Loans	2,278,975	23	4,989,607	-		4,989,630
Issuance of Shares for Operating Expenses	276,525	2	784,311	-		784,313
Warrant Expense	2,356,251	24	4,912,478	-		4,912,502
Issuance of Shares to Satisfy Loans	58,088	1	157,999	-		158,000
Issuance of Shares for Deferred Compensation	160,036	2	467,214	-		467,216
Issuance of Shares for Revenue Share Agreements	614,252	6	1,704,543	-		1,704,549
Termination of Revenue Share Agreement Adjustment	-	-	28,174,148	-		28,174,148
Modification of Warrants	-	-	259,075	-		259,075
Balance - June 30, 2023	35,136,591	$351	$64,021,728	$(50,574,187)	$-	$13,447,892

See accompanying notes to condensed consolidated financial statements.

LUXURBAN HOTELS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2023

(UNAUDITED)

	June 30,
	2024	2023
Cash Flows from Operating Activities
Net Loss	$(68,744,531)	$(29,555,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Writeoff of bad debts	6,217,506	-
Writeoff of channel retained funds security deposit	1,500,000	-
Writeoff of security deposits	3,643,290	-
Writeoff of prepaids and other noncurrent assets	5,211,098	-
Writeoff of amounts due from City of New York and Landlords	1,374,483	-
Gain on lease exit	(1,046,640)	-
Non-cash forgiveness of Development Incentive Advances	(75,210)	-
Non-cash stock compensation expense	1,548,239	897,212
Non-cash stock option expense	299,082	372,387
Depreciation expense	26,074	31,847
Shares issued for operating expenses	378,936	1,669,130
Modification of Warrants	2,478,700	259,074
Non-cash lease expense	18,852,567	13,752,266
Non-cash Financing Charges Associated with Short Term Business Financing	289,087	146,682
Gain on sale of Treasury Bills	-	(31,014)
Issuance of Shares for Revenue Share Agreement	-	1,704,549
Termination of Revenue Share Agreement	-	28,174,148
Loss on Debt Extinguishment	-	58,579
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts Receivable, Net	325,260	-
Processor retained funds	(826,000)	(177,312)
Channel retained funds and receivables from OTA’s	-	(5,863,561)
Receivables from On-Line Travel Agencies, Net	2,711,468	-
Receivables from City of New York and Landlords, Net	549,563	-
Prepaid expense and other assets	(3,379,511)	(883,133)
Prepaid Guarantee Trust - Related Party	682,500	-
Security deposits	(1,050,000)	(8,132,745)
(Decrease) Increase in:
Accounts payable and accrued expenses	16,620,694	329,254
Operating lease liabilities	(15,083,172)	(9,494,760)
Rents received in advance	6,860,342	526,468
Accrued Income Taxes	-	2,015,200
Net cash used in operating activities	(20,636,175)	(4,200,924)

Cash Flows from Investing Activities
Purchase of Furniture and Equipment	-	(398,771)
Proceeds from the sale of Treasury Bills	-	2,692,396
Net cash provided by investing activities	-	2,293,625

Cash Flows from Financing Activities
Proceeds from (Repayments of) short term business financing - net	1,400,982	(442,861)
Proceeds from public and private sales of common stock, Net of Issuance Fees	8,860,438	-
Warrant Exercises	4,800,000	5,312,502
Proceeds from Development Incentive Advances	3,000,500	-
Proceeds from (Repayments of) loans payable - net	2,585,841	(261,066)
Repayments of Lease initial direct costs	(286,390)	-
Preferred shareholder dividends paid	(477,983)	-
Net cash provided by financing activities	19,883,388	4,608,575

Net Increase in Cash and Cash Equivalents and Restricted Cash	(752,787)	2,701,276
Cash and Cash Equivalents and Restricted Cash - beginning of the period	752,848	2,176,402
Cash and Cash Equivalents and Restricted Cash - end of the period	61	4,877,678

Cash and Cash Equivalents	61	3,777,678
Restricted Cash	-	1,100,000
Total Cash and Cash Equivalents and Restricted Cash	$61	$4,877,678

Supplemental Disclosures of Cash Flow Information
Cash paid for Income Taxes	$-	$-
Cash paid for Interest	$2,205,840	$1,292,268
Noncash operating activities:
Acquisition of New Operating Lease Right-of-Use Assets	$-	$99,044,656
Net settlement of receivables and payables to City of New York	$1,827,157	$-
Noncash financing activities:
Conversion of debt to common stock and additional paid-in capital	$-	$7,847,630
Issuance of Warrants to purchase Treasury Stock	$4,825,337	$-
Common stock issued for revenue share agreements	$73	$-
Developer Incentive Advances reclassified to accrued expenses	$8,893,987	$-

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LUXURBAN HOTELS INC.
June 30, 2024

1 - DESCRIPTION OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

LuxUrban Hotels Inc. (LUXH) (“LuxUrban” or the “Company”) leases entire existing hotels on a long-term basis and rents out hotel rooms in the properties it leases. It currently has a portfolio of hotel rooms in New York and New Orleans through long-term lease agreements and manages these hotels directly. Its revenues are generated through the rental of rooms to guests and through ancillary services such as cancellable room rate fees, resort fees, late and early check-in and check-out fees, baggage fees, parking fees, grab and go food service fees, and upgrade fees.

In late 2021, the Company commenced the process of winding down its legacy business of leasing and re-leasing multifamily residential units, as it pivoted toward its new strategy of leasing hotels. This wind-down was substantially completed by the end of 2022 and as of the date of this Report the Company operates no residential units. This legacy business was conducted under the names SoBeNY Partners LLC (“SoBeNY”) and CorpHousing Group Inc. (“CorpHousing”).

The consolidated financial statements presented herein include the accounts of the Company and its wholly owned subsidiary SoBeNY. On November 2, 2022, CorpHousing changed its name to LuxUrban Hotels Inc. In June 2021, the members of SoBeNY exchanged all of their membership interests for additional membership interests in Corphousing LLC, with SoBeNY becoming a wholly owned subsidiary of Corphousing LLC. Both entities were under common control at the time of the transaction. Since there was no change in control over the net assets, there is no change in basis in the net assets.

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

In August 2023, the Company entered into franchise agreements with Wyndham Hotels & Resorts, Inc. pursuant to which the hotels operated by the Company were to become part of the Trademark Collection® by Wyndham and Travelodge by Wyndham brands while staying under the operational control of the Company. In May 2024, in light of discussions between our Company and Wyndham on the initial and projected future performance of our properties within the franchise relationships, we commenced the return of all property listings to our control, terminating our franchise relationship with Wyndham. In connection with the foregoing, the Company de-platformed these properties from Wyndham’s systems and moved each hotel listing back under the Company’s control.

All significant intercompany accounts and transactions have been eliminated in consolidation.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation — The accompanying condensed consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Payment received for the future use of a rental unit is recognized as a liability and reported as rents received in advance on the balance sheets. Rents received in advance are recognized as revenue after the rental unit is occupied by the customer for the agreed upon length of time. The rents received in advance balance as of June 30, 2024, and December 31, 2023, was $11,264,558 and $4,404,216, respectively and is expected to be recognized as revenue within a one-year period.

c.

Use of Estimates — The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

d.

Going Concern — The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation as a going concern. As reflected in the accompanying statement of operations, the six-months ended June 30, 2024 and for the year ended December 31, 2023, the Company had a net loss of $68,744,531 and $78,523,377, respectively. In addition, the Company sustained significant losses in prior years. The Company’s working capital as of June 30, 2024, was a deficit of $62,590,036. The Company had negative cash flows from operations of $20,636,175 and $4,200,924 for the six months ended June 30, 2024 and 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management has evaluated the significance of the conditions in relation to the Company’s ability to meet its obligations and believes that its current cash balance along with its currently projected cash flows from operations will not provide sufficient capital to continue as a going concern. In an effort to achieve liquidity that would be sufficient to meet all of our commitments, we have undertaken a number of actions, including raising capital through the sale of equity and the sale of debt. The Company’s ability to continue as a going concern is dependent upon improving operating margins and raising additional capital through debt and/or equity financing or in connection with joint ventures or other strategic relationships. Without additional capital, we may not have sufficient capital to continue operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

e.

Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2024, the Company had cash and cash equivalents of $61. The Company had $752,848 of cash and cash equivalents as of December 31, 2023.

f.	Accounts Receivable, Channel Retained Funds, Processor Retained Funds, Receivables from City of New York, Landlords and On-Line Travel Agencies — The Company’s receivables consists of amounts due from landlords, amounts due from the City of New York, and receivables from channel retained funds, Online Travel Agents (“OTAs”), processor retained funds and other sales channels. The amounts due from landlords are related to common area expenses we incur for the benefit of all tenants and ultimately can be netted to amounts owed to the landlord, not requiring an allowance as the amounts owed to the landlord are far greater than amounts owed to us. Regarding the receivable with the City of New York, we have cancelled our contract with the City of New York and do not expect the need for an allowance of credit losses on the remaining balanced owed to us. During the six months ended June 30, 2024, the Company wrote off $1,500,000 of channel retained funds, $2,600,000 of processor retained funds, and $984,000 due to the Company from the Housing Authority of New York City (“HAONYC”). HAONYC was to pay the Company for use of one of our portfolio hotels to house homeless individuals, but has not made such payment to date as a result of dispute a between our company and the hotel landlord over whether our company or the landlord was entitled to receipt of such funds. The landlord has agreed to settle the dispute with our company through certain payments from time to time to our company. Finally, the Company has made reserve for credit losses with respect to receivables from OTAs, in the amount of $0 and $529,000 as of June 30, 2024 and December 31, 2023, respectively. Processor retained funds on the balance sheet are net of any requested and allowed chargebacks and funds released to use during the period.

g.	Fair Value of Financial Instruments — The carrying amount of cash and cash equivalents, processor retained funds, security deposits, accounts payable and accrued expenses, rents received in advance, receivables from OTAs, development incentive advances, and short-term business financing advances approximate their fair values as of June 30, 2024 and December 31, 2023 because of their short term natures.

h.	Commissions — The Company pays commissions to third-party sales channels to handle the marketing, reservations, collections, and other rental processes for most of the Company’s units. For the three and six months ended June 30, 2024, commissions were $5,774,385 and $11,966,690, respectively, as compared to $1,482,609 and $4,556,142, respectively, for the three and six months ended June 30, 2023. These expenses are included in cost of revenue in the accompanying consolidated statement of operations.

i.	Income Taxes — In accordance with GAAP, the Company follows the guidance in FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition and measurement of a tax position taken or expected to be taken in a tax return.

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

For the three and six months ended June 30, 2024, the Company did not record a tax provision for income taxes as a result of net losses for the period. For the three and six months ended June 30, 2023, the Company recorded a tax provision of $1,893,039 and $2,015,200.

j.	Sales Tax — The majority of sales tax is collected from customers by our third-party sales channels and remitted to governmental authorities by these third-party sales channels. For any sales tax that is the Company’s responsibility to remit, the Company records the amounts collected as accrued expenses and relieves such liability upon remittance to the taxing authority. Rental income is presented net of any sales tax collected. As of June 30, 2024 and December 31, 2023, the Company accrued sales tax payable of $3,061,212 and $3,266,302, respectively, and it is included in accounts payable and accrued expenses in the consolidated balance sheet.

k.	Paycheck Protection Program Loan (“PPP”) — As disclosed in Note 3, the Company has chosen to account for the loan under FASB ASC 470, Debt. Repayment amounts due within one year are recorded as current liabilities, and the remaining amounts due in more than one year, if any, as long-term liabilities. In accordance with ASC 835, Interest, no imputed interest is recorded as the below market interest rate applied to this loan is governmentally prescribed.

l.	Earnings Per Share (“EPS”) — Basic net loss per share is the same as diluted net loss per share for the three and six months ended June 30, 2024 because the inclusion of potentially issuable shares of common stock would have been anti-dilutive for the periods presented. For the three and six months ended June 30, 2023, basic net loss per share is the same as diluted net loss per share because the inclusion of potentially issuable shares of common stock would have been anti-dilutive for the periods presented.

m.	Preferred Stock — The Company accounts for its preferred stock in accordance with ASC Topic 480, Distinguishing Liabilities from Equity. Conditionally redeemable preferred stock is classified as mezzanine equity within the Company’s consolidated balance sheet.

n.	New Accounting Pronouncements — In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements. The Company did not adopt any new accounting pronouncements during the six months ended June 30, 2024.

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

The components of the right-of-use assets and lease liabilities as of June 30, 2024 and December 31, 2023 were as follows:

At June 30, 2024 and December 31, 2023, supplemental balance sheet information related to leases were as follows:

	June 30, 2024	December 31, 2023
Operating lease right of use assets, net	$202,372,371	$241,613,588
Operating lease liabilities, current portion	$2,152,452	$1,982,281
Operating lease liabilities, net of current portion	$205,799,977	$242,488,610

At June 30, 2024, future minimum lease payments under the non-cancelable operating leases are as follows:

Schedule of future minimum lease payments under the non-cancelable operating leases

Twelve Months Ending June 30,
2025	$27,622,469
2026	28,380,824
2027	29,193,828
2028	30,362,131
2029	31,198,616
Thereafter (through 2048)	326,747,718
Total lease payment	$473,505,586
Less interest	(265,553,157)
Present value obligation	207,952,429
Short-term liability	2,152,452
Long-term liability	$205,799,977

The following summarizes other supplemental information about the Company’s operating lease:

	June 30, 2024	December 31, 2023
Weighted average discount rate	12.03%	10.5%
Weighted average remaining lease term (years)	12.6 years	16.6 years

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$8,705,928	$7,295,880	$15,562,182	$13,752,266
Short-term lease cost	$183,132	$131,506	$3,764,552	$748,656
Total lease cost	$8,889,060	$7,427,386	$19,326,734	$14,500,922

4 - ACCOUNTS RECEIVABLES, PROCESSOR AND CHANNEL RETAINED FUNDS

As of June 30, 2024, we had $0 of channel retained funds, $0 of processor retained funds, and $826,000 of receivables from OTAs $1,480,000 in receivables from the City of New York and landlords and other receivables of $0. As of December 31, 2023, we had $1,500,000 of channel retained funds, $2,633,926 of processor retained funds, (net of allowances for credit losses of $393,412), $6,936,254 of receivables from OTAs (net of allowances for credit losses of $529,000), $4,585,370 in receivables from the City of New York and landlords, and other receivables of $329,987 (net of allowances for credit losses of $486,708).

5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses totaled $46,869,829 and $23,182,305 as of June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024, the balance consisted of approximately $1,948,000 of accrued payroll and related liabilities, $3,489,000 of utilities fees, $18,652,000 of legal exposure, $7,660,000 in sales and other taxes, $2,707,000 of union liabilities, $1,955,000 for rent, $856,000 for interest expense, $297,000 for telephone and cable expense, $725,000 of insurance expense, $570,000 professional fees, $945,000 for repairs, maintenance and improvements, $307,000 for linens, sundries and supplies, $317,000 for cleaning expense, $563,000 for initial franchise fees paid on behalf of the Company by a related party, $757,000 for commissions, and $215,000 for printing expense.

As of December 31, 2023, the balance consisted of approximately $2,024,000 of accrued payroll and related liabilities, $3,265,000 of utilities fees, $1,737,000 of rent, $632,000 of commissions, $8,400,000 of legal exposure, $3,910,000 in sales and other taxes, $590,000 in professional fees, $420,000 of supplies and sundries, $719,000 of repairs, maintenance and improvements, $194,000 of insurance expense, $288,223 of bank and service fees, $52,000 of processing fees, $94,000 of license fees and public relations, $263,000 of printing expenses, $231,000 of board of director fees, $71,000 of internet and software expense, and $42,000 of other miscellaneous items.

Of the legal exposure amounts accrued and noted above, the company believes the accrual best estimates the most likely outcomes of these matters, however the range of outcomes could be between $5 million and $18.6 million.

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

Accrued interest at June 30, 2024 and December 31, 2023, was $7,010 and $5,571, respectively, and is included in accounts payable and accrued expenses in the consolidated balance sheets.

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

The outstanding balance at June 30, 2024 and December 31, 2023, was $782,105 and $786,950, respectively.

Accrued interest at June 30, 2024 and December 31, 2023 was $14,289 and $27,644, respectively, and is included in accounts payable and accrued expenses in the consolidated balance sheets.

Future minimum principal repayments of the SBA - EIDL loans payable are as follows:

Schedule of future minimum principal repayments of the SBA and EIDL loans payable

For the 12 Months Ending June 30,
2025	$21,314
2026	15,682
2027	16,281
2028	16,902
2029	17,546
Thereafter	694,380
Total	$782,105

8 - SHORT-TERM BUSINESS FINANCING

The Company has from time to time entered into short-term factoring agreements related to future credit card receipts to fund operations. The Company is required to repay these financings in fixed daily payments until the balances are repaid. Fees associated with this financing have been recognized in interest expense in the accompanying consolidated statement of operations. As of June 30, 2024 and December 31, 2023, the outstanding balance on these merchant cash advances net of unamortized costs was $2,805,189 and $1,115,120, respectively, which are expected to be repaid within twelve months.

9 - LOANS PAYABLE

Loans payable consist of the following as of:

	June 30, 2024	December 31, 2023
Original payable of $151,096 with additional net borrowings of $252,954, requires monthly payments of $1,500 until total payments of $404,050 have been made	$-	$338,512
Original payable of $553,175 with additional net borrowings of $72,237, requires monthly payments of $25,000 until total payments of $625,412 have been made	400,000	400,000
Original payable of $492,180 with additional net borrowings of $620,804 requires monthly payments of $25,000 until total payments of $1,112,984 have been made	865,618	865,618
Original amounts due of $195,000, related to services provided by a vendor, requires monthly payments of $10,000 through May 2022, then monthly payments of $25,000 through August 2022 at which time any remaining balance is due	20,000	20,000
Other borrowing	547,662	356,048
Less: Current maturities	1,511,844	1,360,609
	$321,436	$619,569

Future minimum principal repayments of the loans payable are as follows:

For the Twelve Months Ending June 30,
2025	$1,511,844
2026	321,436
Loans payable	$1,833,280

10 - LINE OF CREDIT

In February 2019, the Company entered into a line of credit agreement in the amount of $95,000. The line bears interest at prime, which was 8.25% as of June 30, 2024, plus 3.49%. The line matures in February 2029. Outstanding borrowings were $69,975 as of each of June 30, 2024 and December 31, 2023.

11 - RELATED PARTY TRANSACTIONS

On December 20, 2022, the Company, and our former Chairman and Chief Executive Officer, Brian Ferdinand (“Ferdinand”), entered into a note extension and conversion agreement (“December 2022 Extension Agreement”) with Greenle Partners LLC Series Alpha PS (“Greenle Alpha”) and Greenle Partners LLC Series Beta P.S., a Delaware limited liability company (“Greenle Beta” and, together with Greenle Alpha, “Greenle”). Greenle was the purchaser of 15% OID senior secured notes (the “June 2022 Notes”) and warrants to purchase our common stock (“June 2022 Warrants”) under certain securities purchase agreements and loan agreements between us and Greenle, including the Securities Purchase Agreement dated as of June 30 2022, as amended by the letter agreement dated October 20, 2022, and the Loan Agreement dated as of November 23, 2022.

Under the December 2022 Extension Agreement, Greenle agreed to convert from time to time up to $3,000,000 aggregate principal amount of the June 2022 Notes into up to 1,000,000 shares of the Company’s common stock (the “Conversion Shares”) at the conversion price of $3.00 per share prescribed by the June 2022 Notes. Additionally, Greenle agreed that the payment date of certain of the June 2022 Notes in the aggregate principal amount of $1,250,000, maturing on January 30, 2023, would be extended to March 1, 2023. On the date of any such conversion, the Company would be obligated to issue to Greenle a number of credits under our existing revenue share agreements with them equal to fifteen percent (15%) of the principal amount of the June 2022 Notes so converted. As of December 31, 2022, $300,000 of these notes was converted and the entire $3,000,000 of these notes was converted in January 2023. As part of this conversion, Ferdinand contributed to the Company 874,474 shares of common stock owned by him and his affiliates, which in turn, were used by the Company to fund the issuance of the Conversion Shares to Greenle in exchange for the conversion of the debt under the notes, which was maturing within a few months of this contribution. At the time of such contribution by Ferdinand, the market value of the shares of common stock so contributed was approximated $1.5 million.

In April 2024, we secured from Greenle a waiver on the restrictions contained in its financing agreements with our company that prohibit our sale of shares of common stock prior to November 2024 at per-share prices below $5.00 (as may be adjusted for stock splits and similar transactions, the “Trigger Price”). The restriction on sales of our common stock by our company below the Trigger Price terminates in November 2024. This waiver permitted us to sell up to an aggregate of 15 million shares prior to November 2024 at prices below the Trigger Price. In consideration of this waiver, Greenle is entitled to be issued up to an aggregate of 2.8 million shares of our common stock (“Initial Greenle Waiver Shares”) from time to time upon written notice to our company. This waiver was amended in May 2024 to increase number of shares permitted to be sold by our company at prices under the Trigger Price prior to November 2024 to the greater of (i) 30 million shares and (ii) $30 million (based on the gross sale prices of such shares). In consideration of this waiver modification, Greenle is entitled to demand from time to time that we issue an amount of additional shares (the “Additional Greenle Waiver Shares” and collectively with the Initial Greenle Shares and the Greenle Revenue Participation Shares, the “Greenle Shares”) equal to 0.22 shares of common stock for each share of common stock sold by our company through November 6, 2024 in excess of 15 million shares at prices below the Trigger Price. To date, we have been required to issue the Greenle an aggregate of 23,628,324 shares of common stock in connection the foregoing rights and obligations as a result of private placements and underwritten public offerings of our common stock.

On November 17, 2023, the Company entered into a financing agreement with THA Holdings LLC (“THA”), an entity controlled and operated by Ferdinand, pursuant to which the Company agreed to issue to THA an unsecured, advancing term promissory note (the “November 2023 Note”). Under the November 2023 Note, the Company would have been able to borrow up to an aggregate principal amount of $10,000,000 to be funded in increments of $1,000,000 upon the Company’s request by the sale, from time to time, of shares of the Company’s common stock, owned by THA. On December 3, 2023, the Company and THA mutually agreed to cancel the November 2023 Note as a result of the Company’s desire to engage in the Wyndham relationship and its related financing resources. The amount of proceeds, less taxes, resulting from sales of common stock prior to the cancelation in the amount of $311,234 was contributed 100% to the Company by THA. This was recorded as a contribution by the founder in the accompanying consolidated statement of changes in equity.

During the six months ended June 30, 2024 and year ended December of 2023, we amortized $351,000 and paid $1,350,000, respectively to Ferdinand under the terms of the previously disclosed Guarantee Trust agreement as part of his personal guarantees on the Wyndham agreements and related advances to our company thereunder and other leases. At June 30, 2024 and December 31, 2023, $341,250 and $1,023,750, respectively, of this payment was classified as prepaid. During the three and six months ended June 30, 2024, $341,250 and $692,250, respectively, was expensed.

In April 2024, the Company and Ferdinand entered into a consulting agreement pursuant to which Ferdinand agreed, among other things, to oversee the day-to-day management of our company’s acquisition and long-term lease acquisition activities and to assist our then newly appointed chief executive officer in his assumption of that role. In consideration for the services provided by Ferdinand, we agreed to pay Ferdinand a monthly consulting fee of $50,000. Pursuant to a subsequent modification of the consulting agreement in May 2024, it was agreed that all amounts payable to Ferdinand under such consulting agreement through its term (approximately $1.8 million) would be satisfied through the issuance of 5,692,600 shares of common stock upon the increase in the number of shares of common stock issuable under our 2022 equity incentive plan to 15,000,000 shares.

In May 2024, in order to provide for available authorized shares to consummate a public offering of shares of common stock, we entered into an exchange agreement (the “May 2024 Exchange Agreement”) with Ferdinand, pursuant to which he relinquished 7,500,000 shares of common stock that he beneficially owned through THA (the “May 2024 Exchange Agreement Shares”) in exchange for a warrant to acquire 7,500,000 shares of our common stock with an exercise price of $0.01 per share (the “May 2024 Exchange Agreement Warrant”). In June 2024, in order to provide for available authorized shares to consummate a private placement in June 2024, we entered into an exchange agreement (the “June 2024 Exchange Agreement”) with Ferdinand, pursuant to which Ferdinand relinquished an aggregate of 11,804,872 shares of common stock that he beneficially owned individually or through THA (the “June 2024 Exchange Agreement Shares”) in exchange for warrants to acquire an aggregate of 11,804,872 shares of our common stock with an exercise price of $0.01 per share (the “June 2024 Exchange Agreement Warrants” and collectively with the May 2024 Exchange Warrants, the “Exchange Warrants”)).

In July 2024, the Company entered into amended and restated promissory notes with THA Family II LLC and other parties affiliated with Ferdinand, which replaced existing promissory notes evidencing amounts loaned to our company to support letters of credit with respect to certain of our hotels. These notes extend the maturity dates by 24 months of up to an aggregate of $3.1 million principal amount currently owed by our company and bear interest at 14% interest, with interest being payable monthly commencing August 1, 2024, and monthly payments evolving into payments of principal and interest in accordance with an amortization schedule commencing seven months from the July 2024 date of the notes. These notes were subsequently converted in the notes sold to investors in our debt and warrant private placement consummated August 2024.

In May 2024, the company sold common stock in an underwritten public offering at $0.25 per share. Elan Blutinger, nonexecutive chairman of the board purchased 400,000 common shares in the offering.

In July 2024, the company sold stock in an underwritten public offering at $0.17 per share. Mr. Blutinger, purchased 294,116 common shares, Patrick McNamee, a director of our company, purchased 735,294 common shares, Kimberly Schaefer, a director of our company, purchased 117,647 common shares, Leonard Toboroff, a director of our company purchased 147,058 common shares, Robert Arigo, our chief executive officer, purchased 176,470 common shares and Michael James, our chief financial officer, purchased 352,941 common shares in the offering.

In August 2024, subsequent to period end, the Company issued in a private placement (the “August 2024 Note and Warrants Debt Offering”) 18% senior secured convertible notes (“August 2024 Notes”) and common stock purchase warrants (“August 2024 Warrants”). Mr. Blutinger purchased $100,000 of these securities, Mr. McNamee, purchased $100,000 of these securities, and Mr. James, purchased $20,000 of these securities.

Related Party Loans Payable

	June 30, 2024	December 31, 2023
Original amounts due THA Family II LLC and Andrea Romanello Ferdinand, wife of former Chairman and Chief Executive Officer, Brian Ferdinand, in the amount of $1,100,000, requires six monthly payments of 14% annual interest then eighteen monthly payments of interest and principal of $68,107.	$1,100,000	$-

Original amounts due Elana Fiore, sister-in-law of former Chairman and Chief Executive Officer, Brian Ferdinand, in the amount of $1,637,583, requires six monthly payments of 14% annual interest then eighteen monthly payments of interest and principal of $101,391.	1,637,583	-
Less: Current maturities	704,034	-
	$2,033,549	$-

Future minimum principal repayments of the loans payable are as follows:

For the Twelve Months Ending June 30
2025	$704,034
2026	2,033,549
$2,737,583

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

13 - MAJOR SALES CHANNELS

The Company uses third-party sales channels to handle the reservations, collections, and other rental processes for most of the units. These sales channels represented over 85% of total revenue during the six months ended each of June 30, 2024 and June 30, 2023. The loss of business from one or a combination of the Company’s significant sales channels, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

14 - STOCK OPTIONS, RESTRICTED STOCK UNITS, RIGHTS AND WARRANTS

Options

During the six months ended June 30, 2024, the Company did not grant any options to purchase shares of common stock under the Company’s 2022 performance equity plan.

The following table summarizes stock option activity for the six months ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,746,885	$2.86	9.0	$5,427,118
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	(104,250)	2.92
Outstanding at June 30, 2024	1,642,635	$2.86	8.48	$-
Exercisable at June 30, 2024	443,378	$2.69	8.31	$-

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expense of $146,743 and $299,082 for the three and six months ended June 30, 2024. The Company recognized stock option expense of $204,814 and $372,387 for the three and six months ended June 30, 2023, respectively. Unamortized option expense as of June 30, 2024, for all options outstanding amounted to $936,070. These costs are expected to be recognized over a weighted average period of 2.5 years.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,910,484	$2.55	9.8	$-
Granted	75,000	2.61
Exercised	-	-
Expired	-	-
Forfeited	(259,158)	2.03
Outstanding at June 30, 2023	1,726,326	$2.63	9.2	$1,472,448
Exercisable at June 30, 2023	50,000	$3.05	4.9	$5,000.00

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expense of $204,814 and $372,387 for the three and six months ended June 30, 2023. Unamortized option expense as of June 30, 2023, for all options outstanding amounted to $1,393,537. These costs are expected to be recognized over a weighted average period of 2.1 years.

A summary of the status of the Company’s nonvested options as of June 30, 2024, is presented below:

	Number of Nonvested Options	Weighted Average Grant Date Fair Value
Nonvested options at December 31, 2023	1,257,590	$2.93
Granted	-	-
Forfeited	(33,333)	4.00
Vested	(25,000)	$4.00
Nonvested options at June 30, 2024	1,199,256	$2.92

Restricted Stock

In March 2024, the Company granted 100,000 restricted shares to certain employees under the Company’s 2022 performance equity plan. The restricted shares were vested either immediately or over 3.00 years. The aggregated grant date fair value of all these restricted shares was $220,000.

During the three months ended June 2024, we entered into agreements to issue an aggregate of up to 3,072,000 restricted shares with certain officers and directors as set forth in the table immediately below, with the issuances of such shares having been subject to an increase in our authorized capital stock and shares available under our 2022 equity incentive plan, which were effected in July 8, 2024, and the shares thereafter issued.

Directors and Officers	Number of shares
Elan Blutinger	1,000,000
Patrick McNamee	400,000
Robert Arigo	500,000
Michael James	1,172,000
Total	3,072,000

As of June 30, 2024, there was $166,500 of unrecognized compensation cost related to unvested restricted shares.

Rights and Warrants

On February 16, 2024, the Company entered into a letter agreement with Greenle Alpha and Greenle Beta as holders of certain warrants to purchase the Company’s common stock (“Warrants”), which were issued in private placements from time to time as previously reported by the Company. Under the terms of the letter agreement, in consideration of the agreement of Greenle to exercise 50% of the Warrants originally issued by the Company on November 6, 2023 (the “November Warrants”) within three (3) business days of the date of the letter agreement and 50% of the November Warrants on or prior to February 23, 2024, the exercise price of the November Warrants has been reduced from $4.00 to $2.00 and the exercise price of all of the other Warrants held by Greenle has been reduced from $5.00 and $5.50, as applicable, to $2.50. Except as described above, the Warrants remain unchanged.

On May 23, 2024, the exercise price of the Warrants held by Greenle have been reduced from $2.50 to $0.25. Except as described above, the Warrants remain unchanged.

On May 23, 2024, the Company issued warrants to purchase up to 2,104,500 shares of the Company’s common stock to the underwriter of the public offering, Roth LLC (“Roth”), with an exercise price of $0.275. These warrants are exercisable for five years and expire in May 2029.

On June 27, 2024, in connection with a private placement of common stock, the Company issued rights to purchase up to 8,000,000 shares of the Company’s common stock with an exercise price of $0.25. These rights are exercisable subject to downward price adjustments for certain issuance by the Company below $0.25 during the period commencing six months after the closing and ending on the 18-month anniversary of the closing. The Purchaser was granted customary registration rights. All of these rights were subsequently terminated as part of the holder’s election to convert the purchase price-value of the shares purchased by it into notes and warrants in our August 2024 Note and Warrant Debt Placement.

On June 27, 2024, the Company issued warrants to purchase up to 480,000 shares of the Company’s common stock to the underwriter of the private placement offering, Alexander Capital, L.P. (“Alexander”), with an exercise price of $0.275. These warrants are exercisable for five years and expire in June 2029.

The following table summarizes warrant and right activity for the six months ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	5,442,000	$4.68	4.7	$7,038,940
Granted	29,889,372	0.10
Exercised	(1,450,000)	3.31
Expired	-	-
Forfeited	-	-
Outstanding at June 30, 2024	33,881,372	$0.23	4.04	$4,324,291
Exercisable at June 30, 2024	33,881,372	$0.23	4.04	$4,324,291

During the six months ended June 30, 2024, 1,450,000 shares were issued from the exercise of warrants.

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

In May and June 2024, Greenle elected to receive 6,740,000 shares from the May 2023 Revenue Share Exchange Agreement.

16 - WYNDHAM AGREEMENTS

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

In May 2024, in light of discussions between our Company and Wyndham on the initial and projected future performance of our properties within the franchise relationships, we commenced the return of all property listings to our control, terminating our franchise relationship with Wyndham. The Company de-platformed these properties from Wyndham’s systems and moved each hotel listing back under the Company’s control. As part of the Company’s previously announced imitative to add industry depth and breadth to its board of directors and management to help evolve operations, the Company’s enhanced board and executive teams have reviewed all existing operational relationships. Given the Company’s operating model, it was concluded that over the long term the Company would be better served operationally and financially by operating the hotels as an independent operator.

As of June 30, 2024, we recorded the Development Incentive Advances made to us by Wyndham as a current liability on our Condensed Consolidated Balance Sheets and recorded an additional charge of $2.6 million for all of the costs and potential additional liabilities related to this transition in our Condensed Consolidated Statement of Operations for the six months ended June 30, 2024.

In May 2024, Wyndham filed a complaint against the Company in the Superior Court of New Jersey Law Division: Morris County for damages in the principal sum of $18,330,471 due and owing together with interest, attorneys’ fees and cost of suit. We intend to defend this suit and raise all available defenses and counterclaims available to the Company.

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

As part of the terms of the Series A Preferred Stock offering, if a change of control or delisting event occurs prior to October 26, 2024, the Company will be required to redeem the Series A Preferred Stock plus an amount equal to any accrued and unpaid interest. Under FASB Topic D-98, this redemption provision requires the classification of this security outside of permanent equity. The Company has classified this security as Mezzanine Equity on its June 30, 2024 Balance Sheet and expects to do so until October 26, 2024.

During the three and six months ended June 30, 2024, the Company paid $238,992 and $477,984 in aggregate dividends on its outstanding Series A Preferred Stock.

18 - EQUITY TRANSACTIONS

The tables below outline equity issuances not related to the conversion from an LLC to C Corp, the initial public offering the exercise of Options or Warrants, the conversion of debt into equity or the issuance of shares pursuant to revenue share agreements.

For the six months ended June 30, 2024

Description	General Ledger Account	Date	Shares	Price	Value
Non-employee loan payment	Loan payable	1/25/2024	20,008	$4.57	$91,437
Non-employee commission expense	Commission Expense	1/25/2024	10,079	$4.57	$46,061
Non-employee investor relations expense	Investor Relations Expense	1/30/2024	59,784	$4.33	$258,865
Non-employee director compensation	Non-Cash Issuance of Common Stock for Director Compensation Expenses	2/8/2024	197,800	$2.92	$577,576
Employee Compensation	Non-Cash Issuance of Common Stock for Compensation Expenses	3/15/2024	25,000	$2.22	$55,500
Non-employee director compensation	Non-Cash Issuance of Common Stock for Director Compensation Expenses	5/3/2024	980,628	$0.84	$823,728
Non-employee commission expense	Commission Expense	5/9/2024	36,887	$0.71	$26,085
Subtotal			1,330,186		$1,879,252

For the six months ended June 30, 2023

Description	General Ledger Account	Date	Shares	Price	Value
Non-employee Board members pursuant to related comp. policy	Non-Cash Stock Compensation Expense	3/1/2023	166,665	$2.58	$429,996
In connection with certain property finders’ fee arrangements	Non-Cash Issuance of Common Stock for Operating Expenses	3/17/2023	136,887	$2.45	$335,373
In connection with a consulting agreement	Non-Cash Issuance of Common Stock for Operating Expenses	2/10/2023	196,994	$1.85	$364,439
In connection with a marketing agreement	Non-Cash Issuance of Common Stock for Operating Expenses	2/10/2023	100,000	$1.85	$185,000
Subtotal			600,546		$1,314,808

19 - SUBSEQUENT EVENTS

Capital Raises

On July 15, 2024, the Company issued in an underwritten public offering 30,000,000 common shares of the Company’s common stock at $0.17 raising gross proceeds of $5,100,000, after fees the Company netted $4,567,000. On July 15, 2024, the Company issued warrants to purchase up to 306,000 shares of the Company’s common stock to the underwriter of the public offering, Alexander, with an exercise price of $0.187. These warrants are exercisable for five years and expire in July 2029. On July 18,2024, Alexander exercised the over-allotment to acquire an additional 4,500,000 common shares of the Company’s common stock at $0.17 raising gross proceeds of $765,000, after fees the Company netted $703,800. On July 18, 2024 the Company issued warrants to purchase up to 270,000 shares of the Company’s common stock to the underwriter of the public offering, Alexander, with an exercise price of $0.187. These warrants are exercisable for five years and expire in July 2029.

On July 30, 2024, the Company issued in another underwritten public offering 11,573,333 common shares of the Company’s common stock at $0.15 raising gross proceeds of $1,736,000, after fees the Company netted $1,530,800. On July 30, 2024, the Company issued warrants to purchase up to 694,400 shares of the Company’s common stock to the underwriter of the public offering, Alexander LLC (“Alexander”), with an exercise price of $0.165. These warrants are exercisable for five years and expire in July 2029.

In August 2024, the Company issued in a private placement (the “August 2024 Note and Warrants Debt Offering”) 18% senior secured convertible notes (“August 2024 Notes”) and common stock purchase warrants (“August 2024 Warrants”) raising gross proceeds of $4,122,000, after fees the Company netted approximately $3,836,000.

Under the terms of the August 2024 Note and Warrants Debt Offering, certain equity investors and holders of promissory notes evidencing existing borrowed money obligations of the Company, including THA and the investor in our June 2024 private placement, were entitled to convert such equity and debt into the August 2024 Note and Warrant Debt offering. As a result of these conversions to date, the Company will issue an additional aggregate of $2.8 million principal amount of August 2024 Notes and August 2024 Warrants.

The August 2024 Notes bear interest at 18%, are secured by substantially all of the assets of the Company under the terms of a guarantee and security agreement dated as of August 13, 2024 (“Security Agreement”), and were sold to certain accredited investors in a private offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The principal of the Augst 2024 Notes shall be repaid in twenty-four (24) equal monthly installments commencing on August 13, 2025 and continuing on the same day of each month thereafter until the principal amount is paid in full, with all principal and interest due thereon to be paid on or prior to August 13, 2027, unless the Notes are previously converted into common stock or preferred stock as described below. The August 2024 Notes are senior debt of the Company, and subject to the terms and conditions of the Notes, the Company shall not issue any debt senior to the August 204 Notes while any August 2024 Notes remain outstanding without the consent of a majority of the then outstanding principal amount of the Notes.

The August 2024 Warrants have a five-year term from the date of the initial closing of the Debt Placement and shall become exercisable commencing on the date of the earliest to occur of (a) shareholder approval of the Reverse Split (as defined below) and the Nasdaq Compliance Waiver (as defined below) and (b) the 91st day after the initial closing of the Debt Placement. The August 2024 Warrants shall entitle. the purchaser to purchase up to that number of shares of common stock determined by dividing the principal amount of the Note purchased by the purchaser by 110% of the average VWAP of the common stock for the three consecutive trading days immediately following the date the Company files its Quarterly Report on Form 10-Q for the six months ended June 30, 2024, not to exceed $0.15 (“Three-Day VWAP”). The per-share exercise price of the August 2024 Warrants shall be equal to the Three-Day VWAP (as may be adjusted from time to time in accordance with the terms of the August 2024 Notes, including as a result of the Reverse Split).

Under the terms of the August 2024 Note and Warrant Debt Placement, the Company is obligated to file a preliminary proxy statement for purposes of calling a special meeting of the Company’s shareholders to seek approval of certain prescribed proposals. These proposals include an amendment to the Company’s certificate of incorporation to effect a reverse stock split (“Reverse Split”) of the Company’s outstanding common stock in the range of one share-for-30 shares to one share-for-70 shares, the specific split ratio to be determined within such range in the discretion of the Company’s board of directors (based on market conditions, Nasdaq requirements and advice of counsel and investment banker). In connection with the Reverse Split, the number of authorized shares of the Company’s common stock would be maintained at 200,000,000 shares, preferred stock would be maintained at 20,000,0000 shares, and the shares authorized under the Company’s existing 2022 incentive plan would remain at 8,000,000 shares. The proposals also will include approval of the transactions under the SPA (“Nasdaq Compliance Waiver”) with respect to issuances or deemed issuances of common stock (including upon exercise of the Note Warrants or conversion of the Notes) in aggregate excess of 19.99% of the outstanding Common Stock at less than the Minimum Price (as defined in applicable Nasdaq regulations) as required to comply with Nasdaq regulations. The Company is obligated to use commercially reasonable efforts to respond to any SEC comments to the preliminary proxy statement as filed and clear same with the SEC and then promptly file a definitive proxy statement and mail same to stockholders and hold such special meeting as soon as practicable.

Under the terms of the August 2024 Note and Warrant Debt Placement, promptly following the end of the offering, the Company will use commercially reasonable efforts to commence and consummate an underwritten initial public offering of a newly created series of preferred stock (the “New Preferred Stock”) the final terms of which are not yet determined and shall be based on requirements under the SPA and market conditions for the sale of such preferred stock (the “New Preferred Stock Public Offering”). The Company, working with one or more underwriters, will use commercially reasonable efforts to consummate the offering and obtain approval of listing of the New Preferred Stock on the Nasdaq Capital Market within 90 days of the date the Debt Placement ends.

The outstanding principal of the August 2024 Notes (and at the Company’s election, any accrued and unpaid Interest thereon) shall automatically convert into shares of validly issued, fully paid and non-assessable New Preferred Stock at a conversion price of $25.00 per share, upon the latest to occur of the following events: (a) the completion of the New Preferred Stock Public Offering, (b) the approval of the New Preferred Stock for listing on Nasdaq or other national exchange, (c) the effectiveness of a resale registration statement covering the resale of the New Preferred Stock issuable upon conversion of the Notes, and (d) the approval by the Company’s shareholders of the Reverse Split and Nasdaq Compliance Waiver.

From time to time, on and after the earlier of (a) both the completion of the Reverse Split and shareholder approval of the Nasdaq Compliance Waiver and (b) the 91st day after the initial Closing of the Debt Placement, and prior to conversion of the Notes into New Preferred Stock, the holders of the Notes have the right to convert, in whole or in part, principal and interest thereunder into shares of common stock. The per-share conversion price shall be equal to 110% of the average VWAP of the Company’s common stock for the three consecutive trading days immediately following the date the Company files its Quarterly Report on Form 10-Q for the six months ended June 30, 2024, not to exceed $0.15 (as may be adjusted from time to time in accordance with the terms of the Notes, including as a result of the Reverse Split).

From the date hereof until the date that is the later of (a) the date on which no August 2024 Notes are outstanding and (b) the 18-month anniversary of the initial closing of the Debt Placement, upon any issuance by the Company or any of its subsidiaries of (1) common stock or common stock equivalents, (2) indebtedness or (3) a combination of units thereof, in each case for cash and not as part of any ordinary course of business operations or as part of any underwritten public offering or other exempt issuance (a “Subsequent Private Financing”), each Purchaser shall have the right to participate in such Subsequent Private Financing in an amount up to an amount equal to the principal of the Notes purchased by such Purchaser in the Debt Placement or if the amount of the Subsequent Private Financing is less than the aggregate principal amounts of all Notes purchased in the Debt Placement by all purchasers, such purchaser’s pro rata portion based on such purchaser’s principal amount of the Notes originally purchased in the Debt Placement as compared to the principal amount of all Notes purchased in the Debt Placement by all purchasers, on the same terms, conditions and price provided for in the Subsequent Private Financing.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing.

On June 11, 2024, the Company received a notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) stating that for the prior 30 consecutive business days (through June 10, 2024), the closing bid price of the Company’s common stock had been below the minimum of $1 per share required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification letter stated that the Company would be afforded 180 calendar days (until December 9, 2024) to regain compliance. In order to regain compliance, the closing bid price of the Company’s common stock must be at least $1 for a minimum of ten consecutive business days. The notification letter also stated that, in the event the Company does not regain compliance within the initial 180-day period, the Company may be eligible for an additional 180-day period. If the Company is not eligible for the additional 180-day period, or if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, the Nasdaq Listing Qualifications Department will provide notice after the end of the initial 180-day period that the Company’s securities will be subject to delisting.

On June 28, 2024, the Company received a notice from the Staff stating that for the prior 30 consecutive business days (through June 27, 2024), the closing market value of listed securities (MVLS) of the Company’s common stock and preferred stock had been below the minimum of $35 million required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). The notice stated that the Company would be afforded 180 calendar days (until December 26, 2024) to regain compliance. In order to regain compliance, the closing MVLS of the Company’s securities must be at least $35 million for a minimum of ten consecutive business days. If the Company does not regain compliance within the 180-day period, the securities will be subject to delisting.

On August 20, 2024, the Company received a written notice from the Staff stating that the Company was not in compliance with Listing Rule 5250(c)(1) of Nasdaq’s continued listing standards because the Company did not timely file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (the “Quarterly Report”, such noncompliance with Listing Rule 5250(c)(1) the “Filing Delinquency”). The notice stated that under Nasdaq rules, the Company has 60 calendar days (or until Monday, October 21, 2024) to submit a plan to regain compliance. If Nasdaq were to accept the Company’s plan, Nasdaq could grant an exception of up to 180 calendar days from the Quarterly Report’s original due date, which 180 day period would end on February 18, 2025, to regain compliance, and that the Company could regain compliance by filing the Quarterly Report with the SEC and any other subsequent reports that are required to be filed during the cure period.

On August 23, 2024, the Company received a determination letter (the “Letter”) from of the Staff, indicating that in light of the Company’s bid price deficiency under to Nasdaq Listing Rule 5550(a)(2), and the Staff’s determination that, as of August 22, 2024, the Company’s common stock had a closing bid price of $0.10 or less for ten consecutive trading days and therefore the Company is subject to the provisions contemplated under Listing Rule 5810(c)(3)(A)(iii) (the “Low Priced Stocks Rule”), the Staff had determined to delist the Company’s securities from The Nasdaq Capital Market (the “Determination”), and that the Company may appeal the Determination to a Nasdaq hearings panel (“Hearing Panel”) pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series.

The Letter further noted that, in light of the Determination, the Filing Delinquency had become an additional basis for delisting pursuant to Listing Rule 5810(d)(2), and, as such, the Company should address this concern before a Hearings Panel if it appeals the Staff’s determination, rather than proceeding as stated in the August 20, 2024 notice.

The Letter stated that unless the Company requested an appeal of the Determination by August 30, 2024, trading of the Company’s common stock and preferred stock will be suspended at the opening of business on September 4, 2024, and a Form 25-NSE will be filed with the SEC, which will remove the Company’s securities from listing and registration on Nasdaq. The Company has appealed this determination and a hearing will occur in October 2024.

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

On August 20, 2024, the Company filed a Form 10-Q/A for the period ended March 31, 2024, with the Securities and Exchange Commission that restated the Form 10-Q for the same period previously filed on May 13, 2024. The financial information set forth herein gives effect to this restatement.

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

Overview

We lease entire existing hotels on a long-term basis and rent out hotel rooms in the properties we lease. During 2024, we have engaged in a sweeping program to improve our company’s management and operations, which we call “LuxUrban 2.0.” These efforts have included adding hotel and financing veterans throughout our management team and board of directors, the elimination from our operations of non-performing hotels properties, and initiatives to reduce operating overhead. Although continued material effort is required, as our company operates in the third quarter and enters the fourth quarter of 2024, we believe LuxUrban 2.0 is beginning to produce the intended benefits. We also continue to explore capital raising transactions, as well as strategic initiatives to improve the company, including potential joint ventures and other transactions, although there can be no certainty that any such transactions will occur.

We currently have a portfolio of hotel rooms in New York and New Orleans, through long-term lease agreements and manage these hotels directly. Our revenues are generated through the rental of rooms to guests and through ancillary services such as cancellable room rate fees, resort fees, late and early check-in and check-out fees, baggage fees, parking fees, grab and go food service fees, and upgrade fees. As of the date of this Report, we have 1,056 hotel rooms available for rent through our portfolio. We have been reducing our domestic operations and U.S.-based portfolio of available hotel rooms over the past nine months, focusing only on properties that we believe can generate on positive cash flow.

We strive to improve operational efficiencies by leveraging proprietary technology to identify, lease, manage, and market globally the hotel space we lease to business and vacation travelers through our online portal and third-party sales and distribution channels. Our top three sales channels represented more than 85% of revenue during the six month ended June 30, 2024 and more than 85% of revenue during the six months ended June 30, 2023.

Our company has been engaged in a dedicated effort to enhance our management and operations teams through the recruitment of talented directors and officers who have meaningful and broad experience in the hotel and online travel services industries, as well as business development expertise. These efforts have included the recently announced additions of Elan Blutinger and Kim Schaefer, hotel and travel technology veterans, to our board of directors. Robert Arigo was appointed as chief executive officer, bringing to us extensive experience from the hotel industry. Michael James was appointed as chief financial officer, bringing to us extensive financial experience. We are continuing the efforts to deepen management and operational experience across all areas of our company through active recruitment of new personnel and the assignment of existing management personnel to areas in which their expertise can be focused.

General

We have been actively refining our portfolio of hotels that provide short-term accommodations for guests at average nightly and occupancy rates that will exceed unit operating costs. We target business and vacation travelers under our consumer brand LuxUrban and we market our hotel properties primarily through numerous third-party online travel agency (“OTA”) channels and our own listing platforms. See Note 13 to our Financial Statements included in this Report.

Many of the hotels that we lease are hotels that were shuttered or underutilized as a result of the global pandemic. Other properties that we lease were either poorly managed prior to our acquisition, which caused landlords to seek a more stable tenant, or became attainable when LuxUrban provided landlords with more desirable long-term lease terms and prospects than other potential tenants.

During 2024 we have been modifying our portfolio of hotels towards the goal of achieving positive cash flow from our properties. To this end, the Company has recently exited several hotels that had a history of negative cash flow. Our main focus is currently on the New York hotel market.

In prior quarters, including the second quarter of 2024, we did not generate sufficient cash to pay our operating expenses. As a result, we were required to go to the capital markets in May, June, July and August 2024 to raise capital through the sale of equity and debt in order to continue operations. At the same time, we experienced significant decline in our stock price, making these capital raises relatively more expensive and dilutive. Legacy operations and results have resulted in the accumulation of significant liabilities. While we believe we are close to achieving positive cash flow on a monthly basis from going forward operations, legacy liabilities will continue to place significant strains on our company and will require us to secure additional capital funding, continue to engage in material cost cutting efforts, and continue to take measures to focus and improve our operational efficiencies. If we are unable to continue improvements to our business and operations while also securing additional financings, our ability to continue as a going concern is in doubt. Potential financings could continue to include materially dilutive equity financings and debt financings. There can be no assurance then necessary capital financings will be available to us on commercially reasonable terms or at all.

The Company anticipates that the fourth quarter will have a positive impact on the Company’s overall operating results and conditions, as the New York hotel market is historically strongest during the fourth quarter and the Company anticipates being able to generate revenues at higher daily room rates.

Property Summary

We enter into triple net leases in which we are responsible for all of the costs on the property outside of exterior structural maintenance. As of June 30, 2024, we leased nine (9) properties with 1,056 units available for rent. In March 2024 through June of 2024, we surrendered three of these hotels, based on our evaluation that such properties (a) had relatively poor performance, (b) presented suboptimal size and scale, and (c) are of general quality that over time could present risks to our company. Although we have been able to negotiate terms for the surrender of certain of our units, the surrender of these properties have and could continue to expose the Company to potential claims by landlords.

Our portfolio of properties as of June 30, 2024 (as adjusted for the surrender of certain properties mentioned above) was as follows:

Property	# of Units	Property Type	Lease Term	Lease Remaining at 3/31/24 (years)	Extension Option (remaining at 3/31/24)	Annual Escalation	Date Commenced
Blakely: 136 W 55th St, New York, NY 10105	117	Licensed hotel	15-year	12.3	10-year	3%	11/1/2021

Herald: 71 W 35th St, New York, NY 10001	168	Licensed hotel	15-year	12.9	None	3%	6/2/2022

Lafayette: 600 St Charles Ave, New Orleans, LA 70130	60	Licensed hotel	19.4-year	17.7	None	2%	11/1/2022

Tuscany: 120 E 39th St., New York, NY 10016	125	Licensed hotel	15-year	13.5	10-year	2%	1/1/2023

Hotel 57: 2869 130 E 57th St., New York, NY 10022	216	Licensed hotel	15-year	14.0	10-year	3%	7/1/2023

Condor: 56 Franklin Ave, Brooklyn, NY 11205	35	Licensed hotel	15-year	14.2	10-year	3%	9/1/2023

BeHome: 56 765 8th Ave, New York, NY 10036	44	Licensed hotel	25-year	24.0	None	3%	7/1/2023

Hotel 27: 62 Madison Ave, New York, NY 10016	74	Licensed hotel	15-year	14.3	10-year	3%	11/1/2023

Washington: 8 Albany Street, New York, NY 10006	217	Licensed hotel	15.2-year	13.4	None	2%	9/20/2022

			Weighted Avg.	Weighted Avg.	Weighted Avg.	Weighted Avg.
Operating Units as of 6/30/2024(1)	1,056		15.7	14.1	5.4	2.6%

Due to the triple-net structure of our leases, we are typically responsible for the interior maintenance of our properties, and the landlord is responsible for the exterior maintenance and roof.

As a matter of course, from time to time we become, and are currently, involved in disputes with landlords for certain hotel properties. The complexity of each lease for each of our hotels requires us to be diligent with respect to the terms of each lease, including deposit requirements, deliverables, and management and maintenance terms, among other terms and covenants. A dispute under a lease can range from minor issues to issues that could give rise to claims of default by us or the landlord under the lease. Currently, we have defaults across certain properties totaling 719 keys, all of which we believe are in the process of being cured. In the event we are unable to cure our default under a lease, an event of default could ultimately be declared by the landlord thereunder, with the landlord then having remedies that include the right to terminate the lease. Where landlords have breached and have not cured, we may be required to litigate to protect our rights under one or more leases, which could divert management attention from our regular operations and could be costly to our company without any guarantee of success in the action.

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

Our average deposits (including letters of credit) by city as of June 30, 2024, as adjusted for the surrender of certain properties in the six months ended June 30, 2024 (as discussed above), were as follows:

Location	Miami Beach	New York	LA	NOLA	Total
Units	0	996	0	60	1,056
Deposit	$550,000	$16,464,123	$400,000	$300,000	$17,714,123
Per Unit	$0	$16,530	$0	$5,000	$16,775

Revenue Management

We use third-party data science and algorithms to manage revenue and create dynamic pricing for our accommodation units. Pricing changes can occur multiple times a day based on revenue momentum or lack thereof. We utilize the technology to both maximize occupancy rates through attractive pricing and increase cash flow in advance of potential guest stays.

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

Unit Economics

We estimate that the property-level break-even rate for total revenue per available room (or TRevPAR) for our portfolio as of June 30, 2024, was between $160 to $180 a night. We define TRevPAR as total revenue received by our company inclusive of room rental rates, ancillary fees (which include but are not limited to resort fees, late/early check-in, baggage fees, parking fees paid to us, and upgrade fees), cancellation fees, taxes (including other pass-through expenses) and other miscellaneous income received by us, divided by the average available rooms for rent during a given period.

The following table shows historical occupancy and TRevPAR at our leased properties:

Year	Occupancy	TRevPAR
2018	86%	$160
2019	84%	$157
2020	61%	$103
2021	72%	$122
2022	77%	$247
2023	79%	$249
2024 YTD	82%	$152

During the fourth quarter of 2023, our business was significantly impacted by our transition of our property rental listings to a third-party platform because such properties were taken off our prior OTAs and unavailable for rent during such transition. From January through May 2024, the Company sold guaranteed reservation rooms at substantial discounts to market in order to generate cash as necessary to operate the business. This resulted in substantially lower TRevPar during the period and will negatively affect TRevPar during the remainder of 2024. The revenue generated from the sale of these rooms could not be recognized as earned revenues for the periods during which the rooms were sold, but will be recognized by the Company in future periods as guests utilized the rooms.

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

Human Capital

As of June 30, 2024, we had a total of 372 full-time employees, 329 of which are unionized. We believe that our corporate culture and employee relationships are healthy and productive.

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

The majority of our employees are currently represented by labor unions and/or covered by collective bargaining agreements. We may in the future acquire additional portfolios of units in other hotels or other building serviced by organized or unionized labor. In addition, union, worker council, or other organized labor activity may occur at other locations we already lease. Under the applicable agreements with labor unions or collective bargaining agreements, we are obligated to provide enhanced severance benefits that, in certain circumstances, may have to be paid upon termination of employment of hotel employees who are members of a union. We cannot predict the outcome of any labor-related proposal or other organized labor activity. Increased unionization of our workforce or other collective labor action, new labor legislation or changes in regulations could be costly, reduce our staffing flexibility or otherwise disrupt our operations, and reduce our profitability. While we have not experienced work stoppages to date, from time to time, hospitality operations may be disrupted because of strikes, lockouts, public demonstrations or other negative actions and publicity involving employees and third-party contractors. We may also incur increased legal costs and indirect labor costs because of disputes involving our workforce. Additionally, from time to time we are subject to arbitration conducted under applicable union regulations and cold be subject to various arbitration rulings. We are subject to various union agreements and among other obligations are required to provide the applicable unions with data on the size and scope of our operations and the number of employees at each applicable property and to post a bond covering at least three months of employee wages for each property. As part of our legacy issues, we are also subject to a payment schedule with NYHTC with respect to accrued pension, health, and union employee related obligations aggregating approximately $3 million as of the date of this Report that were not remitted on our behalf during the last part of 2023 (during a gap period resulting from our company’s switch to a new payroll service provider), through which we are obligated to make monthly payments until the accrued amount is fully paid down.

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

Corporate Information

The Company began as Corphousing LLC (“Corphousing LLC”), which was formed on October 24, 2017, as a Delaware limited liability company.

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

On December 30, 2022, we dissolved SoBeNY, which was a wholly-owned subsidiary of ours and the entity that covered our legacy apartment rental business. We substantially exited the residential-based rental business prior to year-end 2022.

Results of Operations

	For The Three Months Ended June 30
	2024	2023	% ∆
Net Rental Revenue	$18,186,223	$31,861,098	(43)%
Rent Expense	7,218,175	4,844,114
Non-Cash Rent Expense Amortization	1,670,885	2,583,272
Surrender of Deposits	2,701,628	-
Other Expenses	28,828,024	14,254,698
Total Cost of Revenue	40,418,712	21,682,084	86%
Gross (Loss) Profit	(22,232,489)	10,179,014	(318)%
General and Administrative Expenses	2,486,593	4,417,237
Termination of Franchise Agreement	636,043	-
Non-Cash Issuance of Common Stock for Operating Expenses	74,011	784,314
Non-Cash Stock Compensation Expense	823,725	-
Non-Cash Stock Option Expense	146,743	204,814
Total Operating Expenses	4,167,115	5,406,365	(23)%
Income (Loss) from Operations	(26,399,604)	4,772,649	(653)%
Other Income (Expense)
Other Income	876,904	58,370
Cash Interest and Financing Costs	(615,756)	(1,189,901)
Non-Cash Financing Costs	(446,593)	(28,522,740)
Total Other Expense	(185,445)	(29,654,271)	(99)%
Loss Before Benefit from for Income Taxes	(26,585,049)	(24,881,622)	7%
Provision for Income Taxes	-	1,893,039
Net Loss	$(26,585,049)	$(26,774,661)	(1)%

Three Months Ended June 30, 2024, as compared to Three Months Ended June 30, 2023

Net Rental Revenue

Net rental revenue for the three months ended June 30, 2024 was $18.2 million, as compared to $31.9 million for the three months ended June 30, 2023, a decrease of 43%. This decrease predominantly resulted from the decrease in average units available to rent from 1,625 for the three months ended June 30, 2023 to 1,056 for the three months ended June 30, 2024. This decrease in net rental revenues was exacerbated by bookings of guaranteed reservations at relatively lower rates for the three months ended June 30, 2024 as compared to the same period during the prior year. The TRevPAR, or revenue per available room, from $257 for the three months ended June 30, 2023 to $188 for the three months ended June 30, 2024. The lower TRevPar in the current quarter is attributable to the impact from preselling of the rooms at lower rates versus the same period last year. TRevPAR includes both average daily rate (“ADR”) and occupancy.

Cost of Revenue

Cost of revenue increased from $21.7 million in the three months ended June 30, 2023 to $40.4 million for the three months ended June 30, 2024, an increase of 86%, primarily as a result of the Company expensing the unamortized lease acquisition costs and security deposits surrendered for the properties that were exited during the period, as well as increases in costs related to utilities, labor, cable/WIFI, credit card processing fees and commissions, and costs related to the relocation of guests from our terminated properties to alternative properties.

Gross Profit

Gross Profit decreased to ($22.2) million in the three months ended June 30, 2024 from $10.2 million in the three months ended June 30, 2023, a net decrease of $30.0 million or 318%. This decrease is primarily as a result of the Company expensing the unamortized lease acquisition costs and security deposits surrendered for the properties that were exited during the period, as well as deposit surrenders and commission costs to relocate guests from our terminated properties to alternative properties.

Total Operating Expenses

Total operating expenses incurred for the three months ended June 30, 2024, decreased by approximately $1.3 million from the three months ended June 30, 2023. Of this decrease, $1.2 million was for costs related to the decrease of general and administrative expenses offset by the exit of our partnership with Wyndham.

Other Income (Expense)

Total other expense for the three months ended June 30, 2024 was $0.19 million as compared to $29.7 million for the three months ended June 30, 2023. This decrease is primarily due to lower cash interest and financing costs during the three months ended June 30, 2024 as compared with three months ended June 30, 2023 as a result of materially reducing use during the period of merchant cash advances, partially offset by greater non-cash financing costs from the Greenle exchange.

Results of Operations

	For The Six Months Ended June 30,
	2024	2023	% ∆
Net Rental Revenue	$32,143,584	$54,675,273	(41)%
Rent Expense	15,562,182	10,265,981
Non-Cash Rent Expense Amortization	3,764,552	4,234,941
Surrender of Deposits	3,451,628	-
Other Expenses	53,178,647	24,633,463
Total Cost of Revenue	75,957,009	39,134,385	94%
Gross (Loss) Profit	(43,813,425)	15,540,888	(382)%
General and Administrative Expenses	14,629,898	7,159,823
Termination of Franchise Agreement	3,315,512	-
Non-Cash Issuance of Common Stock for Operating Expenses	378,936	1,669,130
Non-Cash Stock Compensation Expense	1,548,239	429,996
Non-Cash Stock Option Expense	299,082	372,387
Total Operating Expenses	20,171,667	9,631,336	109%
Income (Loss) from Operations	(63,985,092)	5,909,552	(1,183)%
Other Income (Expense)
Other Income	1,086,980	98,248
Cash Interest and Financing Costs	(3,075,556)	(3,320,506)
Non-Cash Financing Costs	(2,770,863)	(30,227,289)
Total Other Expense	(4,759,439)	(33,449,547)	(86)%
Loss Before Benefit from for Income Taxes	(68,744,531)	(27,539,995)	150%
Provision for Income Taxes	-	2,015,200
Net Loss	$(68,744,531)	$(29,555,195)	133%

Six Months Ended June 30, 2024, as compared to Six Months Ended June 30, 2023

Net Rental Revenue

Net rental revenue for the six months ended June 30, 2024 was $32.1 million, as compared to $54.7 million for the six months ended June 30, 2023, a decrease of 41%. This decrease predominantly resulted from the decrease in average units available to rent from 1,625 for the six months ended June 30, 2023 to 1,056 for the six months ended June 30, 2024. This decrease in net rental revenues was exacerbated by bookings of guaranteed reservations at relatively lower rates for the six months ended June 30, 2024 as compared to the same period during the prior year. The TRevPAR, or revenue per available room, decreased from $291 for the six months ended June 30, 2023 to $152 for the six months ended June 30, 2024. The lower TRevPar in the current quarter is attributable to the impact from preselling of the rooms at lower rates versus the same period last year. TRevPAR includes both average daily rate (“ADR”) and occupancy.

Cost of Revenue

Cost of revenue increased from $39.1 million in the six months ended June 30, 2023 to $76.0 million for the six months ended June 30, 2024, an increase of 94%, primarily as a result of the Company expensing the unamortized lease acquisition costs and security deposits surrendered for the properties that were exited during the period, as well as increases in costs related to utilities, labor, cable/WIFI, credit card processing fees and commissions, and costs related to the relocation of guests from our terminated properties to alternative properties.

Gross Profit

Gross Profit decreased to ($43.8) million in the six months ended June 30, 2024 from $15.5 million in the six months ended June 30, 2023, a net decrease of $59.4 million or 382%. This decrease is primarily as a result of the Company expensing the unamortized lease acquisition costs and security deposits surrendered for the properties that were exited during the period, as well as deposit surrenders and commission costs to relocate guests from our terminated properties to alternative properties.

Total Operating Expenses

Total operating expenses incurred for the six months ended June 30, 2024, increased by approximately $10.5 million from the six months ended June 30, 2023. Of this increase, $3.3 million were for costs related to the exit of our partnership with Wyndham in the six months ended June 30, 2024. The company wrote off receivables to bad debt expense in the amount of $7.8 million during the six months ended June 30, 2024.

Other Income (Expense)

Total other expense for the six months ended June 30, 2024 was $4.8 million as compared to $33.4 million for the six months ended June 30, 2023. This decrease is primarily due to lower cash interest and financing costs during the six months ended June 30, 2024 as compared with six months ended June 30, 2023 as a result of materially reducing use during the period of merchant cash advances, partially offset by greater non-cash financing costs from the Greenle exchange.

Liquidity and Capital Resources

The following table provides information about our liquidity and capital resources as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024	As of December 31, 2023
Cash and Cash Equivalents	$61	$752,848
Other Current Assets	$3,315,783	$18,968,209
Total Current Assets	$3,315,844	$19,721,057
Total Current Liabilities	$65,905,880	$33,125,741
Working Capital (Deficit)	$(62,590,036)	$(13,404,684)

As of June 30, 2024, our cash and cash equivalents balance was $61 as compared to $752,848 at December 31, 2023, and total current assets were $3,315,844 at June 30, 2024, as compared to $19,721,057 at December 31, 2023.

As of June 30, 2024, our company had total current liabilities of $65,905,880 as compared to $33,125,741 at December 31, 2023. Total current liabilities at June 30, 2024 consisted of: accounts payable and accrued expenses of $46,869,829 as compared to $23,182,305 at December 31, 2023; rents received in advance of $11,264,558 at June 30, 2024, as compared to $4,404,216 at December 31, 2023; short-term business loans of $2,805,189 at June 30, 2024, as compared to $1,115,120 at December 31, 2023; loans payable of $2,513,852 at June 30, 2024, as compared to $1,654,589 at December 31, 2023; operating lease liability of $2,152,452 at June 30, 2024, as compared to $1,982,281 at December 31, 2023; and development incentive advances of $0 at June 30, 2024 as compared to $300,840 at December 31, 2023.

As of June 30, 2024, our company had a working capital deficit of $62,590,036 as compared to a deficit of $13,404,684 at December 31, 2023.

Over the past few months, management has undertaken a strategic streamlining of the properties under operation. We are confident that current operations will generate positive cash flow at the property level. However, due to significant legacy liabilities—including outstanding payments to landlords, union dues and fringe benefits, sales and occupancy taxes, utility costs, lawsuits, and obligations to various vendors—the aggregate cash flow from these operations will not be sufficient to fully meet these obligations. Management remains committed to operating the existing properties while actively pursuing settlements for these legacy liabilities.

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

Financing Activities

Since formation we have funded our operations and growth through capital contributions and loans from affiliates of our company, third-party investor financings, and our initial public offering. At June 30, 2024, we had short-term business financing indebtedness of $2,805,189, short-term loans payable of $2,513,852, and long-term loans payable of $3,185,750. The proceeds from these financings have been or will be used to fund security deposits for our newly leased properties.

Financings

Cash generated from operations during the six months ended June 30, 2024 was not sufficient to support cost of operations and servicing of the Company’s obligations. While the Company believes that the LuxUrban 2.0 efforts to eliminate poorly performing hotels and minimize other operating costs, while improving management and operating efficiencies, will allow the Company to operate hotels on a cash flow positive basis, the Company has material legacy liabilities and obligations and litigation exposures that will require it to secure additional capital resources in the relatively near term. There can be no assurance such capital resources, including equity or debt or strategic joint venture related financing or other financings will be available to the Company on commercially reasonable terms, or at all. Since inception, the Company has engaged in various financings, including during 2004 as described below.

On December 20, 2022, the Company, and our former chairman and chief executive officer, Brian Ferdinand (“Ferdinand”), entered into a note extension and conversion agreement (“December 2022 Agreement”) with Greenle Partners LLC Series Alpha PS (“Greenle Alpha”) and Greenle Partners LLC Series Beta P.S., a Delaware limited liability company (“Greenle Beta” and, together with Greenle Alpha, “Greenle”). Greenle was the purchaser of 15% OID senior secured notes (the “June 2022 Notes”) and warrants to purchase our common stock (“June 2022 Warrants”) under certain securities purchase agreements and loan agreements between us and Greenle, including the Securities Purchase Agreement dated as of June 30 2022, as amended by the letter agreement dated October 20, 2022, and the Loan Agreement dated as of November 23, 2022.

Under the terms of the December 2022 Agreement, Greenle agreed to convert from time to time up to $3,000,000 aggregate principal amount of the Notes into up to 1,000,000 shares of the Company’s common stock (the “Conversion Shares”) at the conversion price of $3.00 per share prescribed by the Notes. Additionally, Greenle agreed that the payment date of certain of the Notes in the aggregate principal amount of $1,250,000, maturing on January 30, 2023, would be extended to March 1, 2023. On the date of any such conversion, the Company would be obligated to issue to Greenle a number of credits under our existing revenue share agreements with them equal to fifteen percent (15%) of the principal amount of the Notes so converted. As of December 31, 2022, $300,000 of this note was converted and the entire $3,000,000 was converted in January 2023. As part of this conversion, Ferdinand contributed to the Company 874,474 shares of common stock owned by him and his affiliates, which in turn, were used by the Company to fund the issuance of the Conversion Shares to Greenle in exchange for the conversion of the debt under the notes, which was maturing within a few months of this contribution. At the time of such contribution by Ferdinand, the market value of the shares of common stock so contributed was approximated $1.5 million.

In April 2024, we secured from Greenle a waiver on the restrictions contained in its financing agreements with our company that prohibit our sale of shares of common stock prior to November 2024 at per-share prices below $5.00 (as may be adjusted for stock splits and similar transactions, the “Trigger Price”). The restriction on sales of our common stock by our company below the Trigger Price terminates in November 2024. This waiver permitted us to sell up to an aggregate of 15 million shares prior to November 2024 at prices below the Trigger Price. In consideration of this waiver, Greenle is entitled to be issued up to an aggregate of 2.8 million shares of our common stock (“Initial Greenle Waiver Shares”) from time to time upon written notice to our company. This waiver was amended in May 2024 to increase number of shares permitted to be sold by our company at prices under the Trigger Price prior to November 2024 to the greater of (i) 30 million shares and (ii) $30 million (based on the gross sale prices of such shares). In consideration of this waiver modification, Greenle is entitled to demand from time to time that we issue an amount of additional shares (the “Additional Greenle Waiver Shares” and collectively with the Initial Greenle Shares and the Greenle Revenue Participation Shares, the “Greenle Shares”) equal to 0.22 shares of common stock for each share of common stock sold by our company through November 6, 2024 in excess of 15 million shares at prices below the Trigger Price. To date, we have been required to issue the Greenle an aggregate of 23,628,324 shares of common stock in connection the foregoing rights and obligations as a result of private placements and underwritten public offerings of our common stock.

On November 17, 2023, the Company entered into a financing agreement with THA Holdings LLC (“THA”), an entity controlled and operated by Ferdinand, pursuant to which the Company agreed to issue to THA an unsecured, advancing term promissory note (the “November 2023 Note”). Under the November 2023 Note, the Company would have been able to borrow up to an aggregate principal amount of $10,000,000 to be funded in increments of $1,000,000 upon the Company’s request by the sale, from time to time, of shares of the Company’s common stock, owned by THA. On December 3, 2023, the Company and THA mutually agreed to cancel the November 2023 Note as a result of the Company’s desire to engage in the Wyndham relationship and its related financing resources. The amount of proceeds, less taxes, resulting from sales of common stock prior to the cancelation in the amount of $311,234 was contributed 100% to the Company by THA. This was recorded as a contribution by the founder in the accompanying consolidated statement of changes in equity.

During the six months ended June 30, 2024 and year ended December of 2023, we amortized $692,250 and paid $1,350,000, respectively to Ferdinand under the terms of the Guarantee Trust agreement as part of his personal guarantees on the Wyndham agreements and related advances to our company thereunder. At December 31, 2023 and June 30, 2024, $1,023,750 and $341,250, respectively, of this payment was classified as prepaid. During the three and six months ended June 30, 2024, $341,250 and $692,250, respectively, was expensed.

In April 2024, the Company and Ferdinand entered into a consulting agreement pursuant to which Ferdinand agreed, among other things, to oversee the day-to-day management of our company’s acquisition and long-term lease acquisition activities and to assist our then newly appointed chief executive officer in his assumption of that role. In consideration for the services provided by Ferdinand, we agreed to pay Ferdinand a monthly consulting fee of $50,000. Pursuant to a subsequent modification of the consulting agreement in May 2024, it was agreed that all amounts payable to Ferdinand under such consulting agreement through its term (approximately $1.8 million) would be satisfied through the issuance of 5,692,600 shares of common stock upon the increase in the number of shares of common stock issuable under our 2022 equity incentive plan to 15,000,000 shares.

In May 2024, in order to provide for available authorized shares to consummate a public offering of shares of common stock, we entered into an exchange agreement (the “May 2024 Exchange Agreement”) with Ferdinand, pursuant to which he relinquished 7,500,000 shares of common stock that he beneficially owned through THA (the “May 2024 Exchange Agreement Shares”) in exchange for a warrant to acquire 7,500,000 shares of our common stock with an exercise price of $0.01 per share (the “May 2024 Exchange Agreement Warrant”). In June 2024, in order to provide for available authorized shares to consummate a private placement in June 2024, we entered into an exchange agreement (the “June 2024 Exchange Agreement”) with Ferdinand, pursuant to which Ferdinand relinquished an aggregate of 11,804,872 shares of common stock that he beneficially owned individually or through THA (the “June 2024 Exchange Agreement Shares”) in exchange for warrants to acquire an aggregate of 11,804,872 shares of our common stock with an exercise price of $0.01 per share (the “June 2024 Exchange Agreement Warrants” and collectively with the May 2024 Exchange Warrants, the “Exchange Warrants”)).

In July 2024, the Company entered into amended and restated promissory notes with THA Family II LLC and other parties affiliated with Ferdinand, which replaced existing promissory notes evidencing amounts loaned to our company to support letters of credit with respect to certain of our hotels. These notes extend the maturity dates by 24 months of up to an aggregate of $3.1 million principal amount currently owed by our company and bear interest at 14% interest, with interest being payable monthly commencing August 1, 2024, and monthly payments evolving into payments of principal and interest in accordance with an amortization schedule commencing seven months from the July 2024 date of the notes. These notes were subsequently converted in the notes sold to investors in our debt and warrant private placement consummated August 2024.

In May 2024, the company sold common stock in an underwritten public offering at $0.25 per share. Elan Blutinger, nonexecutive chairman of the board purchased 400,000 common shares in the offering.

In July 2024, the company sold stock in an underwritten public offering at $0.17 per share. Mr. Blutinger, purchased 294,116 common shares, Patrick McNamee, a director of our company, purchased 735,294 common shares, Kimberly Schaefer, a director of our company, purchased 117,647 common shares, Leonard Toboroff, a director of our company purchased 147,058 common shares, Robert Arigo, our chief executive officer, purchased 176,470 common shares and Michael James, our chief financial officer, purchased 352,941 common shares in the offering.

In August 2024, the Company issued in a private placement (the “August 2024 Note and Warrants Debt Offering”) 18% senior secured convertible notes (“August 2024 Notes”) and common stock purchase warrants (“August 2024 Warrants”). Mr. Blutinger purchased $100,000 of these securities, Mr. McNamee, purchased $100,000 of these securities, and Mr. James, purchased $20,000 of these securities.

On July 15, 2024, the Company issued in an underwritten public offering 30,000,000 common shares of the Company’s common stock at $0.17 raising gross proceeds of $5,100,000, after fees the Company netted $4,567,000. On July 15, 2024, the Company issued warrants to purchase up to 306,000 shares of the Company’s common stock to the underwriter of the public offering, Alexander Capital, L.P. (“Alexander”), with an exercise price of $0.187. These warrants are exercisable for five years and expire in July 2029. On July 18,2024, Alexander exercised the over-allotment to acquire an additional 4,500,000 common shares of the Company’s common stock at $0.17 raising gross proceeds of $765,000, after fees the Company netted $703,800. On July 18, 2024 the Company issued warrants to purchase up to 270,000 shares of the Company’s common stock to the underwriter of the public offering, Alexander, with an exercise price of $0.187. These warrants are exercisable for five years and expire in July 2029.

On July 30, 2024, the Company issued in another underwritten public offering 11,573,333 common shares of the Company’s common stock at $0.15 raising gross proceeds of $1,736,000, after fees the Company netted $1,530,800. On July 30, 2024, the Company issued warrants to purchase up to 694,400 shares of the Company’s common stock to the underwriter of the public offering, Alexander, with an exercise price of $0.165. These warrants are exercisable for five years and expire in July 2029.

In August 2024, the Company issued in a private placement (the “August 2024 Note and Warrants Debt Offering”) 18% senior secured convertible notes (“August 2024 Notes”) and common stock purchase warrants (“August 2024 Warrants”) raising gross proceeds of $4,122,000, after fees the Company netted approximately $3,836,000.

Under the terms of the August 2024 Note and Warrants Debt Offering, certain equity investors and holders of promissory notes evidencing existing borrowed money obligations of the Company, including THA and the investor in our June 2024 private placement, were entitled to convert such equity and debt into the August 2024 Note and Warrant Debt offering. As a result of these conversions to date, the Company will issue an additional aggregate of $2.8 million principal amount of August 2024 Notes and August 2024 Warrants.

The August 2024 Notes bear interest at 18%, are secured by substantially all of the assets of the Company under the terms of a guarantee and security agreement dated as of August 13, 2024 (“Security Agreement”), and were sold to certain accredited investors in a private offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The principal of the Augst 2024 Notes shall be repaid in twenty-four (24) equal monthly installments commencing on August 13, 2025 and continuing on the same day of each month thereafter until the principal amount is paid in full, with all principal and interest due thereon to be paid on or prior to August 13, 2027, unless the Notes are previously converted into common stock or preferred stock as described below. The August 2024 Notes are senior debt of the Company, and subject to the terms and conditions of the Notes, the Company shall not issue any debt senior to the August 204 Notes while any August 2024 Notes remain outstanding without the consent of a majority of the then outstanding principal amount of the Notes.

The August 2024 Warrants have a five-year term from the date of the initial closing of the Debt Placement and shall become exercisable commencing on the date of the earliest to occur of (a) shareholder approval of the Reverse Split (as defined below) and the Nasdaq Compliance Waiver (as defined below) and (b) the 91st day after the initial closing of the Debt Placement. The August 2024 Warrants shall entitle. the purchaser to purchase up to that number of shares of common stock determined by dividing the principal amount of the Note purchased by the purchaser by 110% of the average VWAP of the common stock for the three consecutive trading days immediately following the date the Company files its Quarterly Report on Form 10-Q for the six months ended June 30, 2024, not to exceed $0.15 (“Three-Day VWAP”). The per-share exercise price of the August 2024 Warrants shall be equal to the Three-Day VWAP (as may be adjusted from time to time in accordance with the terms of the August 2024 Notes, including as a result of the Reverse Split).

Under the terms of the August 2024 Note and Warrant Debt Placement, the Company is obligated to file a preliminary proxy statement for purposes of calling a special meeting of the Company’s shareholders to seek approval of certain prescribed proposals. These proposals include an amendment to the Company’s certificate of incorporation to effect a reverse stock split (“Reverse Split”) of the Company’s outstanding common stock in the range of one share-for-30 shares to one share-for-70 shares, the specific split ratio to be determined within such range in the discretion of the Company’s board of directors (based on market conditions, Nasdaq requirements and advice of counsel and investment banker). In connection with the Reverse Split, the number of authorized shares of the Company’s common stock would be maintained at 200,000,000 shares, preferred stock would be maintained at 20,000,0000 shares, and the shares authorized under the Company’s existing 2022 incentive plan would remain at 8,000,000 shares. The proposals also will include approval of the transactions under the SPA (“Nasdaq Compliance Waiver”) with respect to issuances or deemed issuances of common stock (including upon exercise of the Note Warrants or conversion of the Notes) in aggregate excess of 19.99% of the outstanding Common Stock at less than the Minimum Price (as defined in applicable Nasdaq regulations) as required to comply with Nasdaq regulations. The Company is obligated to use commercially reasonable efforts to respond to any SEC comments to the preliminary proxy statement as filed and clear same with the SEC and then promptly file a definitive proxy statement and mail same to stockholders and hold such special meeting as soon as practicable.

Under the terms of the August 2024 Note and Warrant Debt Placement, promptly following the end of the offering, the Company will use commercially reasonable efforts to commence and consummate an underwritten initial public offering of a newly created series of preferred stock (the “New Preferred Stock”) the final terms of which are not yet determined and shall be based on requirements under the SPA and market conditions for the sale of such preferred stock (the “New Preferred Stock Public Offering”). The Company, working with one or more underwriters, will use commercially reasonable efforts to consummate the offering and obtain approval of listing of the New Preferred Stock on the Nasdaq Capital Market within 90 days of the date the Debt Placement ends.

The Company is obligated to file with the SEC a registration statement on Form S-3 or Form S-1 (or, if Form S-3 or Form S-1 is not available, on another appropriate form) covering the resale of the New Preferred Stock issuable upon automatic conversion of the Notes as provided for in the Notes and the shares of Common Stock underlying the Note Warrants (the “Registrable Securities”) as soon as practicable following the Company’s completion of the New Preferred Stock Public Offering, but in no event later than thirty (30) days thereafter. The Company shall use its commercially reasonable efforts to cause the registration statement to be declared effective by the SEC as soon as practicable following the filing, but in no event later than ninety (90) days after the filing date.

The outstanding principal of the August 2024 Notes (and at the Company’s election, any accrued and unpaid Interest thereon) shall automatically convert into shares of validly issued, fully paid and non-assessable New Preferred Stock at a conversion price of $25.00 per share, upon the latest to occur of the following events: (a) the completion of the New Preferred Stock Public Offering, (b) the approval of the New Preferred Stock for listing on Nasdaq or other national exchange, (c) the effectiveness of a resale registration statement covering the resale of the New Preferred Stock issuable upon conversion of the Notes, and (d) the approval by the Company’s shareholders of the Reverse Split and Nasdaq Compliance Waiver.

From time to time, on and after the earlier of (a) both the completion of the Reverse Split and shareholder approval of the Nasdaq Compliance Waiver and (b) the 91st day after the initial Closing of the Debt Placement, and prior to conversion of the Notes into New Preferred Stock, the holders of the Notes have the right to convert, in whole or in part, principal and interest thereunder into shares of common stock. The per-share conversion price shall be equal to 110% of the average VWAP of the Company’s common stock for the three consecutive trading days immediately following the date the Company files its Quarterly Report on Form 10-Q for the six months ended June 30, 2024, not to exceed $0.15 (as may be adjusted from time to time in accordance with the terms of the Notes, including as a result of the Reverse Split).

From the date hereof until the date that is the later of (a) the date on which no August 2024 Notes are outstanding and (b) the 18-month anniversary of the initial closing of the Debt Placement, upon any issuance by the Company or any of its subsidiaries of (1) common stock or common stock equivalents, (2) indebtedness or (3) a combination of units thereof, in each case for cash and not as part of any ordinary course of business operations or as part of any underwritten public offering or other exempt issuance (a “Subsequent Private Financing”), each Purchaser shall have the right to participate in such Subsequent Private Financing in an amount up to an amount equal to the principal of the Notes purchased by such Purchaser in the Debt Placement or if the amount of the Subsequent Private Financing is less than the aggregate principal amounts of all Notes purchased in the Debt Placement by all purchasers, such purchaser’s pro rata portion based on such purchaser’s principal amount of the Notes originally purchased in the Debt Placement as compared to the principal amount of all Notes purchased in the Debt Placement by all purchasers, on the same terms, conditions and price provided for in the Subsequent Private Financing.

Cash Flows from Operating Activities

During the six months ended June 30, 2024, we used $20,636,175 of cash in operating activities that was primarily related to a non-cash writeoff of bad debts of $7,848,083, a non-cash writeoff of channel retained security deposit of $1,500,000, a non-cash writeoff of security deposits of $3,643,290, non-cash stock director expense of $1,401,304, modification of warrants of $2,695,500, non-cash lease expense of $3,848,800, increase in security deposits of $1,050,000, offset by non-cash amount of prepaid expenses of $1,831,587, prepaid guarantee trust of $682,500, and accounts payable and accrued expense of $14,138,133 and rents received in advance of $6,860,342.

During the six months ended June 30, 2023, we used $4,200,924 of cash in operating activities that was primarily related to an increase in security deposits of $8,132,745 an increase in channel retained funds and receivables from OTAs of $5,863,561 and an increase in operating lease liabilities of $9,494,760 offset by net non-cash amount of lease expense of $13,752,266, stock compensation expense of $897,212, stock option expense of $372,387, changes in accounts payable and accrued expenses of $329,254, accrued income taxes of $2,015,200, and shares used for operating expense of $1,669,130.

Cash Flow from Investing Activities

During the six months ended June 30, 2024, no cash used for investing activities versus cash generated of $2,692,396 during the six months ended June 30, 2023 primarily from the proceeds from the sale of Treasury Bills.

Cash Flow from Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities of $19,883,388 included proceeds from short-term financing of $1,400,982, proceeds from public and private sales of common stock of $8,860,437, warrant exercises of $4,800,000, proceeds from loans payable of $2,585,841 and proceeds from development incentive advances of $3,000,500. During the six months ended June 30, 2023, net cash used by financing activities was $4,608,575 included warrant exercises of $5,312,52 offset by net repayments of short-term business loans and debt totaling $703,927.

Third-Party Payment Processors

We utilize third-party payment processors to process guest transactions via credit card. Over 85% of our reservations are processed through credit card transactions in which we pay a processing fee. As noted in our financial statements, we maintain cash under “Processor retained funds” on our balance sheet as of June 30, 2024. These reserved funds are cash reserves held back by our processors to offset chargebacks and refunds due to guests. These reserves are intended to provide protection for both our guests and credit card processor with respect to cancellations and refunds. As part of our growth strategy, the large majority of our accommodation units are now rented on a nonrefundable basis, in order to minimize cancellation and refund exposures.

Advisory Shares

The tables below outline equity issuances not related to the conversion from an LLC to C Corp, the initial public offering the exercise of Options or Warrants, the conversion of debt into equity or the issuance of shares pursuant to revenue share agreements.

For the six months ended June 30, 2024

Description	General Ledger Account	Date	Shares	Price	Value
Non-employee loan payment	Loan payable	1/25/2024	20,008	$4.57	$91,437
Non-employee commission expense	Commission Expense	1/25/2024	10,079	$4.57	$46,061
Non-employee investor relations expense	Investor Relations Expense	1/30/2024	59,784	$4.33	$258,865
Non-employee director compensation	Non-Cash Issuance of Common Stock for Director Compensation Expenses	2/8/2024	197,800	$2.92	$577,576
Employee Compensation	Non-Cash Issuance of Common Stock for Compensation Expenses	3/15/2024	25,000	$2.22	$55,500
Non-employee director compensation	Non-Cash Issuance of Common Stock for Director Compensation Expenses	5/3/2024	980,628	$0.84	$823,728
Non-employee commission expense	Commission Expense	5/9/2024	36,887	$0.71	$26,085
Subtotal			1,330,186		$1,879,252

For the six months ended June 30, 2023

Description	General Ledger Account	Date	Shares	Price	Value
Non-employee Board members pursuant to related comp. policy	Non-Cash Stock Compensation Expense	3/1/2023	166,665	$2.58	$429,996
In connection with certain property finders’ fee arrangements	Non-Cash Issuance of Common Stock for Operating Expenses	3/17/2023	136,887	$2.45	$335,373
In connection with a consulting agreement	Non-Cash Issuance of Common Stock for Operating Expenses	2/10/2023	196,994	$1.85	$364,439
In connection with a marketing agreement	Non-Cash Issuance of Common Stock for Operating Expenses	2/10/2023	100,000	$1.85	$185,000

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

Payment received for the future use of a rental unit is recognized as a liability and reported as bookings received in advance on the balance sheets. Bookings received in advance are recognized as revenue after the rental unit is occupied by the customer for the agreed upon length of time. The bookings received in advance balance as of June 30, 2024 and December 31, 2023, was $11,264,558 and $4,404,216, respectively, and is expected to be recognized as revenue within a one-year period.

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

In January 2022, our company converted into a C corporation. As we have realized a net loss for the years ended December 31, 2023, and December 31, 2022, and the six months ended June 30, 2024, we have not made a provision for income taxes in our financial statements for these periods.

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

Accounting Pronouncements

In June of 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). ASU 2016-13 requires the use of an impairment methodology that reflects an estimate of expected credit losses, measured over the contractual life of an instrument, based on information about past events, current conditions, and forecasts of future economic conditions. We adopted ASU 2016-13 on January 1, 2023, using the modified retrospective approach.

New Accounting Pronouncements — In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements. The Company did not adopt any new accounting pronouncements during the six months ended June 30, 2024.

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

Item 4 - Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, prior to filing this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was ineffective as of June 30, 2024 as a result of the material weakness described above.

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

In addition to our litigation with Wyndham described elsewhere in this Report, we are currently party to other litigations, including:

●	Certain litigations to which we are a party that stem from our legacy apartment rental business, in which we are no longer engaged. As disclosed in our prior Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, our company wound down the commercial operation of approximately 1,000 residential apartments across 11 cities towards the end of 2021 and continued winding down our residential-based operations in 2022 to focus our operations exclusively on leasing entire hotel properties. This process gave rise to certain litigations, the vast majority of which have been resolved. With respect to any remaining claims relating to our legacy operations, we are either engaged in settlement discussions or have determined to defend and in some cases, counterclaim, such actions.

●	In connection with our wind down of these legacy operations, we voluntarily initiated discussion with the City of New York with respect to any violations resulting from our legacy business under applicable City of New York short-stay rental prohibitions and related regulations. We entered into a settlement with the City of New York with respect to the foregoing in March 2024, as further described in our Annual Report on Form 10-K for the year ended December 31, 2023, which is incorporated by reference herein, under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulations Governing Short-Term Rentals.”

●	On July 19, 2024, we became aware of a post-judgment writ of garnishment issued against our company in the amount of approximately $621,000 with respect to a judgment rendered against our company in September 2023 in favor of Dimension Seattle. We had previously reserved for this obligation on our balance sheet.

●	As a public company, we could be subject from time to time to class action or other litigations brought by or on behalf of stockholders of our company. As of the date of this prospectus supplement, we are a party to a class action brought in the United States District Court Southern District of New York entitled Janice Pack, Individually and on Behalf of All Others Similarly Situated, as Plaintiff, vs. LuxUrban Hotels Inc., Ferdinand and Shanoop Kothari, as Defendants, alleging, among other causes of action, securities violations in connection with our disclosure of the opening of a hotel for which a definitive lease had not then been executed and delivered. The parties to that proposed hotel opening had begun working toward a transaction in early fall 2023. We believed based on correspondence received, that the material terms of the transaction had been agreed to. In addition, there was a commitment by a qualified banking institution to fund the letter of credit required under the proposed lease in a form agreeable by the landlord; however, a complete set of definitive agreements relating to the lease were not entered into by the parties. The non-completion of this proposed lease transaction did not and will not have a material adverse effect on our operations or financial results. However, based on the complexity and multi-step process of closing long-term leases on hotel properties (and the related letter of credit and similar requirements), in 2024 and going forward, we will only announce acquisitions when they are opened for hosting guests and the entire lease execution and letter of credit process has been completed.

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

We currently employ approximately 372 employees across our operations and book thousands of guests annually in our properties. As of the date of this prospectus supplement, we have no current material litigation involving our employees or guests. However, it is possible that we could be subject to litigation brought by employees or guests from time to time in the course of our operations. Such matters could include slip in fall cases, discrimination cases, building maintenance, insurance claims, employee claims, and others. In connection with the termination of former executive officers, we could be subject to litigation from time to time or elect to bring affirmative litigation if circumstances warrant.

As of June 30, 2024, we had accrued an aggregate of $19.2 million for all anticipated liabilities associated with our current litigation and regulatory actions. Management believes that the counterclaims the company has in connection with these actions could offset all or a portion of such anticipated liabilities, although there can be no assurance that any counterclaims will be successful. Assuming the most adverse outcomes, we expect aggregate liabilities from current litigations to comprise less than 2% of our anticipated revenues for 2024.

Item 1A - Risk Factors

As of June 30, 2024, there have been no material changes in our risk factors from those set forth under the heading “Part I, Item 1A. Risk Factors” in our Annual Report for the year ended December 31, 2023. Those risks include risks, among others, relating to our ability to continue as a going concern, litigation exposures faced by our Company, and the need raise substantial additional capital, all of which remain material risks to our Company. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Employment and Management Related Issuance Obligations

During the six months ended June 30, 2024, we issued an aggregate of 312,671 shares on an unregistered basis comprised of 30,087 shares issued as commission on real estate lease transactions, 59,784 for services in lieu of cash payment, 197,800 issued to our independent board members under our independent director compensation policy, and 25,000 shares as part of employee compensation.

We did not generate any cash proceeds from the sales of the above-described shares.

Private Placements

August 2024 Note and Warrant Debt Placement

On August 13, 2024, we commenced an offering (the “August 2024 Note and Warrant Placement”) under the terms of a securities purchase agreement (“August 2024 SPA”) pursuant to which we offered to sell senior secured convertible promissory notes (the “August 2024 Notes”) in an aggregate principal amount of up to $10,000,000, together with common stock purchase warrants (“August 2024 Warrants”), in one or more closings on subscriptions received through August 30, 2024. Certain holders of equity and debt had the right to convert such securities into the August 2024 Notes and August 2024 Warrants. As of the date of this Report we sold an aggerate $4,122,000 principal amount of August 2024 Notes, and issued an additional aggregate $4,824,886 principal amount of August 2024 Note upon conversion of outstanding securities, and based on the price of our common stock following the filing of this Report, will issue August 2024 Warrants to issue up to an aggregate of 116,193,325 shares of common stock (based on current per-share price of our common stock of $0.07).

The August 2024 Warrants have a five-year term from the date of the initial closing of the August 2024 Note and Warrant Placement and shall become exercisable commencing on the date of the earliest to occur of (a) shareholder approval of the Reverse Split and the Nasdaq Compliance Waiver and (b) the 91st day after the initial closing of the August 2024 Note and Warrant Placement. The August 2024 Warrants will entitle. the purchaser to purchase up to that number of shares of common stock determined by dividing the principal amount of the Note purchased by the purchaser by 110% of the average VWAP of the common stock for the three consecutive trading days immediately following the date the Company files its Quarterly Report on Form 10-Q for the six months ended June 30, 2024, not to exceed $0.15 (“Three-Day VWAP”). The per-share exercise price of the Note Warrants shall be equal to the Three-Day VWAP (as may be adjusted from time to time in accordance with the terms of the Notes, including as a result of the Reverse Split).

From time to time, on and after the earlier of (a) both the completion of the Reverse Split and shareholder approval of the Nasdaq Compliance Waiver and (b) the 91st day after the initial Closing of the August 2024 Debt Placement, and prior to conversion of the Notes into preferred stock (as described elsewhere), the holders of the August 2024 Notes have the right to convert, in whole or in part, principal and interest thereunder into shares of common stock. The per-share conversion price shall be equal to 110% of the Three-Day VWAP.

June 2024 Private Placement

On June 26, 2024, we entered into a securities purchase agreement (the “June 2024 Purchase Agreement”) with a private investment fund (the “June 2024 Purchaser”), pursuant to which the Company sold 8,000,000 shares of the Company’s common stock (the “Common Stock”) at a purchase price of $0.25 per share (the “Private Placement”). The Purchaser is an existing shareholder of the Company. The gross proceeds of the June 2024 Private Placement were $2.0 million, with placement agent fees of approximately $140,000, resulting in net proceeds to the Company of approximately $1,860,000. The June 2024 Purchase Agreement contained customary representations, warranties and covenants. The June 2024 Purchaser was afforded various rights in connection with the purchase, including but not limited to, certain anti-dilution rights, and the right to purchase up to an additional 8,000,000 shares at $0.25 per share (subject to downward price adjustments for certain issuance by the Company below $0.25) during the period commencing six months after the closing and ending on the 18-month anniversary of the closing. The June 2024 Purchaser was granted customary registration rights. All of these securities were converted, and all rights terminated, in connection with the June 2024 Purchaser’s election to convert same into the August 2024 Notes and August 2024 Warrants as part of the August 2024 Note and Warrant Debt Placement.

We utilized the proceeds from these private placements for working capital and general corporate purposes.

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

Item 5 - Other Information

Management Transitions

The Company has been engaged in a dedicated effort to enhance its management and operations teams through the recruitment of talented directors and officers who possess meaningful and broad experience in the hotel and online travel services industries, as well as business development expertise. As part of these efforts, effective April 22, 2024, the Company implemented the following:

●	Elan Blutinger, a hotel and travel technology veteran and a member of the Company’s board of directors, was named its Nonexecutive Chairman of the Board;

●	Shanoop Kothari, the Company’s Co-Chief Executive Officer and acting Chief Financial Officer, was named its sole Chief Executive Officer. Mr. Kothari resigned from company in June 2024;

●	Brian Ferdinand, the Company’s founder, stepped down as Chairman of the Board and Co-Chief Executive Officer and became a consultant to the Company, in which role he will oversee the management and expansion of the Company’s hotel properties portfolio; and

●	Andrew Schwartz, a respected financial industry veteran and credit, debt and equity financing expert, was elected as a member of the Company’s board of directors. Andrew resigned from the board in June 2024.

As part of the foregoing transitions, the Company entered into a Nonexecutive Chairman of the Board Agreement with Mr. Blutinger for a term of three years and will pay him an annual fee of $100,000 cash and issue him an annual grant of 250,000 shares of our common stock (each such grant vesting in three equal annual installments).

In April 2024, the Company and Mr. Ferdinand entered into a consulting agreement pursuant to which Ferdinand agreed, among other things, to oversee the day-to-day management of our company’s acquisition and long-term lease acquisition activities and to assist our then newly appointed chief executive officer in his assumption of that role. In consideration for the services provided by Ferdinand, we agreed to pay Ferdinand a monthly consulting fee of $50,000. Pursuant to a subsequent modification of the consulting agreement in May 2024, it was agreed that all amounts payable to Ferdinand under such consulting agreement through its term (approximately $1.8 million) would be satisfied through the issuance of 5,692,600 shares of common stock upon the increase in the number of shares of common stock issuable under our 2022 equity incentive plan to 15,000,000 shares.

As part of the foregoing transitions, in June 2024, the Company entered into an Employment Agreement with Mr. Robert Arigo as the Chief Executive Officer. Mr. Arigo brings years of experience from the hotel industry.

As part of the foregoing transitions, in June 2024, the Company entered into an Employment Agreement with Mr. Michael James as the Chief Financial Officer. Mr. James brings years of financial experience.

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

Sale Restriction Waiver

In April 2024, the Company secured from Greenle a waiver on the restrictions contained in its financing agreements with the Company that prohibits the Company’s sales of shares of common stock prior to November 2024 at per-share prices below $5.00 (as may be adjusted for stock splits and similar transactions, the “Trigger Price”). The restriction on sales of common stock by the Company below the Trigger Price terminates in November 2024. This waiver permitted the Company to sell up to an aggregate of 15 million shares prior to November 2024 at prices below the Trigger Price. In consideration of this waiver, Greenle is entitled to be issued up to an aggregate of 2.8 million shares of our common stock (“Initial Greenle Waiver Shares”) from time to time upon written notice to our company. This waiver was amended in May 2024 to increase number of shares permitted to be sold by the Company at prices under the Trigger Price prior to November 2024 to the greater of (i) 30 million shares and (ii) $30 million (based on the gross sale prices of such shares). In consideration of this waiver modification, Greenle is entitled to demand from time to time that the Company issue an amount of additional shares (the “Additional Greenle Waiver Shares” and collectively with the Initial Greenle Shares and the Greenle Revenue Participation Shares, the “Greenle Shares”) equal to 0.22 shares of common stock for each share of common stock sold by the Company through November 6, 2024 in excess of 15 million shares at prices below the Trigger Price. To date, we have been required to issue the Greenle an aggregate of 23,628,324 shares of common stock in connection the foregoing rights and obligations as a result of private placements and underwritten public offerings of our common stock.

Item 6 - Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-262114) filed with the SEC on January 12, 2022).
3.1.1	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
3.1.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).
3.1.3	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on July 8, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC July 9, 2024).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-262114) filed with the SEC on January 12, 2022).
3.3	Certificate of Conversion from LLC to “C” corporation (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-262114) filed with the SEC on January 12, 2022).
3.4	Certificate of Designations, Rights and Preferences for 13.00% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.6 of our Form 8-A filed with the SEC on October 26, 2023).
4.1	Description of Registrant’s Securities (incorporated by the reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 15, 2024).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on January 31, 2022).
4.3	Specimen Preferred Stock Certificate representing the shares of 13.00% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A filed with the SEC on October 26, 2023).
4.4	Form of October 2021 Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
4.4.1	Addendum, dated December 28, 2021, to the THA Contingent Warrants (incorporated by reference to Exhibit 4.2.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
4.5	Form of November 2021 Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
4.5.1	Addendum to the EBOL Contingent Warrants, dated December 28, 2021 (incorporated by reference to Exhibit 4.3.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
4.6	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on January 31, 2022).
4.7	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on January 31, 2022).
4.8	Form of May/June 2022 Note (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
4.9	Form of May/June 2022 Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).

4.10	Form of 2022 Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2022).
4.11	Representative’s Warrant, dated August 16, 2022 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2022).
4.12	Form of September 2022 Investor Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).
4.13	Form of September 2022 Investor Warrant, initial exercise date September 30, 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).
4.14	Form of November 2022 Investor Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2022).†
4.15	Form of Warrant issued pursuant to Exchange Agreement dated May 17, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC May 22, 2024).
4.16	Form of Underwriter’s Warrant, issued May 23, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC May 22, 2024).
4.17	Amended & Restated Promissory Note (THA Family II LLC), dated July 11, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC July 12, 2024).
4.18	Amended & Restated Promissory Note (Elana Fiore), dated July 11, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC July 12, 2024).
4.19	Underwriter’s Warrant, issued July 15, 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC July 12, 2024).
4.20	Underwriter’s Warrant, issued July 30, 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC July 29, 2024).
4.21	Form of Senior Secured Convertible Note issued pursuant to Securities Purchase Agreement dated as of August 13, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC August 14, 2024).
4.22	Form of Warrant issued pursuant to Securities Purchase Agreement dated as of August 13, 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC August 14, 2024).
10.1	2022 Performance Equity Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-262114) filed with the SEC on January 12, 2022).
10.2	Form of Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on January 31, 2022).
10.3	Amendment No. 1, dated June 30, 2022, between the Company and Greenle Partners LLC Series Alpha P.S., to Securities Purchase Agreement, dated May 27, 2022, between the Company and Evergreen Capital Partners LLC (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
10.4	Securities Purchase Agreement, dated June 30, 2022, between the Company and Greenle Partners LLC Series Alpha P.S. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
10.5	Form of Security and Guaranty Agreement, dated as of September 30, 2022, between the Company and Greenle Partners LLC Series Alpha P.S. (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
10.6	Amended and Restated Registration Rights Agreement, dated as of June 30, 2022, between the Company and Greenle Partners LLC Series Alpha P.S. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
10.7	Form of September 2022 Investor Purchase Agreement, dated as of September 30, 2022, between the Company and Greenle Partners LLC Series Alpha P.S. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).

10.8	Amended and Restated Security and Guaranty Agreement, dated as of September 30, 2022, between the Company and Greenle Partners LLC Series Alpha P.S. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).
10.9	Amended and Restated Registration Rights Agreement, dated as of September 30, 2022, between the Company and Greenle Partners LLC Series Alpha P.S. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).
10.10	Addendum, dated as of September 30, 2022, to September 30, 2022 Investor Purchase Agreement between the Company and Greenle Partners LLC Series Alpha P.S. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K/A filed with the SEC on October 20, 2022).
10.11	Form of Hotel Management Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2022).
10.12	Loan Agreement, dated November 23, 2022, between the Company, Greenle Partners LLC Series Alpha P.S. and Greenle Partners LLC Series Beta P.S. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2022).†
10.13	Revenue Share Agreement, dated November 23, 2022, between the Company and Greenle Partners LLC Series Alpha P.S. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2022).†
10.14	Transition Services Agreement, dated November 29, 2022, between the Company and David Gurfein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022).
10.15	Note Extension and Conversion Agreement, dated December 20, 2022, between the Company, Greenle Partners LLC Series Alpha P.S., and Greenle Partners LLC Series Beta P.S. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2022).
10.16	Revenue Share Agreement, dated February 13, 2023, between the Company, Greenle Partners LLC Series Alpha P.S., and Greenle Partners LLC Series Beta P.S. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).†
10.17	February 2023 Letter Agreement, dated February 17, 2023, between the Company and Greenle Partners LLC Series Beta P.S. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2023).
10.18	Amendment No. 1 to the Amended and Restated Security and Guaranty Agreement, dated as of February 17, 2023, between the Company, certain subsidiaries of the Company, and Greenle Partners LLC Series Alpha P.S. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2023).
10.19	Revenue Share Exchange Agreement, dated May 21, 2023, between the Company, Greenle Partners LLC Series Alpha P.S., and Greenle Partners LLC Series Beta P.S. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2023).
10.20	June 2023 Letter Agreement, dated June 19, 2023, between the Company, Greenle Partners LLC Series Alpha P.S., and Greenle Partners LLC Series Beta P.S. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2023).
10.21	Registration Rights Amendment and Warrant Letter Agreement, dated August 31, 2023, between the Company, Greenle Partners LLC Series Alpha P.S., and Greenle Partners LLC Series Beta P.S. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2023).

10.22	November 2023 Letter Agreement dated November 6, 2023, between the Company, Greenle Partners LLC Series Alpha P.S., and Greenle Partners LLC Series Beta P.S. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report for the Nine Months Ended September 30, 2023 filed with the SEC on November 8, 2023).
10.23	December 2023 Letter Agreement, dated December 17, 2023, between the Company, Greenle Partners LLC Series Alpha P.S., and Greenle Partners LLC Series Beta P.S. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2023).
10.24	Second December 2023 Letter Agreement, dated December 27, 2023, between the Company, Greenle Partners LLC Series Alpha P.S., and Greenle Partners LLC Series Beta P.S. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2023).
10.25	April 2024 Letter Agreement, dated April 12, 2024, between the Company, Greenle Partners LLC Series Alpha P.S., and Greenle Partners LLC Series Beta P.S. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2024).
10.26	Reservation Termination Modification, dated April 12, 2024 to the April 2024 Letter Agreement, between the Company, Greenle Partners LLC Series Alpha P.S., and Greenle Partners LLC Series Beta P.S. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC May 22, 2024).
10.27	Consulting Agreement, dated April 22, 2024, between the Company and Brian Ferdinand (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2024).
10.28	Amendment, dated June 7, 2024, to the Consulting Agreement between the Company and Brian Ferdinand, dated April 22, 2024 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2024).
10.29	Nonexecutive Chairman Agreement, dated April 22, 2024, between the Company and Elan Blutinger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC April 23, 2024).
10.30	Exchange Agreement, dated May 17, 2024, between the Company and Brian Ferdinand (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2024).
10.31	Employment Agreement, effective June 4, 2024, between the Company and Robert Arigo, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
10.32	Employment Agreement, dated June 10, 2024, between the Company and Michael James, (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2024)
10.33	Exchange Agreement, dated June 26, 2024, between the Company, THA Holdings LLC, THA Family II LLC, SuperLuxMia LLC, and Brian Ferdinand (incorporated by reference to Exhibit 10.2 to the Mr. Ferdinand’s Schedule 13D/A filed with the SEC on June 28, 2024).
10.34	Securities Purchase Agreement, dated June 26, 2024, between the Company and Goudy Park Capital, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC June 28, 2024).
10.35	Form of Securities Purchase Agreement, dated August 13, 2024, between the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC August 14, 2024).

10.36	Form of Guaranty and Security Agreement, dated August 13, 2024, between the Company, certain subsidiaries of the Company, the Collateral Agent and Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC August 14, 2024).
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2024).
31.1	Certificate of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.2	Certificate of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32.1	Certificate of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
32.2	Certificate of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
Exhibit 101.INS	Inline XBRL Instance Document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed herewith.
†	Certain of the exhibits and schedules to this agreement have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUXURBAN HOTELS INC.

Dated: September 25, 2024	By:	/s/ Michael James
Michael James
Chief Financial Officer
(Principal Financial Officer)