Form 10-Q
period 2024-09-30
LUXURBAN HOTELS INC.
filed 2024-11-19
CIK 1893311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 19, 2024, the registrant had 158,204,018 shares of common stock, $.00001 par value, outstanding.

Table of Contents

Part I - Financial Information	1

Item 1 - Financial Statements	1

LUXURBAN HOTELS INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)	1

LUXURBAN HOTELS INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023 (UNAUDITED)	2

LUXURBAN HOTELS INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023 (UNAUDITED)	3

LUXURBAN HOTELS INC. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023 (UNAUDITED)	4

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS LUXURBAN HOTELS INC. SEPTEMBER 30, 2024	5

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	45

Item 4 - Controls and Procedures	46

Part II - Other Information	47

Item 1 - Legal Proceedings	47

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3 - Defaults Upon Senior Securities	50

Item 4 - Mine Safety Disclosures	50

Item 5 - Other Information	50

Item 6 - Exhibits	52

SIGNATURES	57

i

Part I - Financial Information

Item 1 - Financial Statements.

LUXURBAN HOTELS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and Cash Equivalents	$198,868	$752,848
Accounts Receivable, Net	-	329,887
Channel Retained Funds, Net	-	1,500,000
Processor Retained Funds, Net	446,809	2,633,926
Receivables from On-Line Travel Agencies, Net	-	6,936,254
Receivables from City of New York and Landlords, Net	1,480,000	4,585,370
Prepaid Expenses and Other Current Assets	262,955	1,959,022
Prepaid Guarantee Trust - Related Party	341,250	1,023,750
Total Current Assets	2,729,882	19,721,057
Other Assets
Furniture, Equipment and Leasehold Improvements, Net	652,763	691,235
Security Deposits - Noncurrent	17,014,123	20,307,413
Prepaid Expenses and Other Noncurrent Assets	419,631	960,729
Operating Lease Right-Of-Use Assets, Net	185,797,690	241,613,588
Total Other Assets	203,884,207	263,572,965
Total Assets	$206,614,089	$283,294,022

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Expenses	$64,170,241	$23,182,305
Bookings Received in Advance	6,354,952	4,404,216
Short Term Business Financing, Net	3,922,103	1,115,120
Loans Payable - Current	6,472,183	1,654,589
Initial Direct Costs Leases - Current	300,000	486,390
Operating Lease Liabilities - Current	2,347,039	1,982,281
Development Incentive Advances - Current	-	300,840
Total Current Liabilities	83,566,518	33,125,741
Long-Term Liabilities
Loans Payable	5,565,733	1,459,172
Development Incentive Advances - Noncurrent	-	5,667,857
Initial Direct Costs Leases - Noncurrent	3,950,000	4,050,000
Operating Lease Liabilities - Noncurrent	189,458,967	242,488,610
Total Long-Term Liabilities	198,974,700	253,665,639
Total Liabilities	282,541,218	286,791,380

Mezzanine equity
13% Redeemable Preferred Stock; Liquidation Preference $25 per Share; 10,000,000 Shares Authorized; 294,144 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	5,775,596	5,775,596

Commitments and Contingencies
Stockholders’ Deficit
Common Stock (200,000,000 shares authorized, issued, outstanding - 142,754,165, and 39,462,440, respectively)	1,428	394
Additional Paid In Capital	123,995,898	90,437,155
Accumulated Deficit	(199,901,381)	(99,710,503)
Stockholders’ Equity before Treasury Stock	(75,904,055)	(9,272,954)
Treasury stock	(5,798,670)	-
Total Stockholders’ Deficit	(81,702,725)	(9,272,954)
Total Liabilities and Stockholders’ Deficit	$206,614,089	$283,294,022

See accompanying notes to condensed consolidated financial statements.

LUXURBAN HOTELS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Rental Revenue	$13,133,103	$31,208,248	$45,276,687	$85,883,521
Rent Expense	6,824,940	7,802,847	22,387,122	18,068,828
Non-Cash Rent Expense Amortization	1,684,546	1,952,599	5,449,098	6,187,540
Surrender of Deposits	700,000	-	4,151,628	-
Other Expenses	20,740,915	13,640,517	73,919,562	38,273,980
Total Cost of Revenue	29,950,401	23,395,963	105,907,410	62,530,348
Gross (Loss) Profit	(16,817,298)	7,812,285	(60,630,723)	23,353,173
General and Administrative Expenses	11,697,043	1,981,774	26,326,941	9,297,097
Termination of Franchise Agreement	310,356	-	3,625,868	-
Non-Cash Issuance of Common Stock for Operating Expenses	111,000	334,081	489,936	1,847,711
Non-Cash Stock Compensation and Option Expense	25,302	407,553	1,872,623	1,209,936
Total Operating Expenses	12,143,701	2,723,408	32,315,368	12,354,744
(Loss) Income from Operations	(28,960,999)	5,088,877	(92,946,091)	10,998,429
Other Income (Expense)
Other Income	1,331,423	31,627	2,418,403	129,875
Cash Interest and Financing Costs	(984,792)	(2,185,202)	(4,060,348)	(5,505,708)
Non-Cash Financing Costs	(2,115,004)	-	(4,885,867)	(30,227,289)
Total Other Expense	(1,768,373)	(2,153,575)	(6,527,812)	(35,603,122)
Income (Loss) Before Provision for Income Taxes	(30,729,372)	2,935,302	(99,473,903)	(24,604,693)
Provision for Income Taxes	-	(1,999,498)	-	15,702
Net Income (Loss)	(30,729,372)	4,934,800	(99,473,903)	(24,620,395)
Preferred Stock Dividend	(238,992)	-	(716,975)	-
Net Income (Loss) Attributable to Common Stockholders	$(30,968,364)	$4,934,800	$(100,190,878)	$(24,620,395)
Basic Income (Loss) Per Common Share	$(0.24)	$0.11	$(1.22)	$0.69
Diluted Income (Loss) Per Common Share	$(0.24)	$0.11	$(1.22)	$0.69
Basic and Diluted Weighted Average Number of Common Shares Outstanding	131,175,404	44,562,243	82,274,873	35,895,801

See accompanying notes to condensed consolidated financial statements.

LUXURBAN HOTELS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDTIED)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Stockholders’ Equity (Deficit)
Balance - December 31, 2023	39,462,440	$394	$90,437,155	$(99,710,503)	$-	$(9,272,954)
Net Loss	-	-	-	(42,159,482)	-	(42,159,482)
Non-Cash Stock Compensation Expense	222,800	2	633,074			633,076
Non-Cash Option Compensation Expense	-	-	152,339			152,339
Issuance of Shares for Operating Expenses	69,863	1	304,925			304,926
Modification of Warrants	-	-	2,036,200			2,036,200
Warrant Exercise	1,450,000	15	4,799,985			4,800,000
Issuance of Shares to Satisfy Loans	20,008	-	91,435			91,435
Issuance of Shares for Revenue Share Agreements	614,250	6	(6)			-
Preferred Dividends	-	-	-	(238,992)		(238,992)
Balance - March 31, 2024	41,839,361	418	98,455,107	(142,108,977)	-	(43,653,452)
Net Loss				(26,585,049)		(26,585,049)
Issuance of Shares for Revenue Share Agreements	6,740,000	67	(67)			-
Non-Cash Stock Compensation Expense	980,628	10	823,718			823,728
Non-Cash Option Compensation Expense			146,743			146,743
Issuance of Shares to Satisfy Loans	67,500	1	47,924			47,925
Issuance of Shares for Operating Expenses	36,887	-	26,085			26,085
Public Offering, Net of Issuance Fees	35,075,000	351	7,026,087			7,026,438
Private Offering, Net of Issuance Fees	8,000,000	80	1,833,920			1,834,000
Modification of Warrants			442,500			442,500
Purchase of Treasury Stock	(19,304,872)	(193)	4,825,530		(4,825,337)	-
Preferred Dividends				(238,991)		(238,991)
Balance - June 30, 2024	73,434,504	734	113,627,547	(168,933,017)	(4,825,337)	(60,130,073)
Net Loss				(30,729,372)		(30,729,372)
Issuance of Shares for Operating Expenses	600,000	6	110,994			111,000
Public Offering, Net of Issuance Fees	46,073,333	461	6,801,140			6,801,601
Issuance of Shares for Dilution Share Agreements	19,533,333	196	(196)			-
Warrant Exercise	11,893,119	119	(119)			-
Modification of Warrants			115,200			115,200
Debt discount			4,342,609			4,342,609
Equity converted into debt	(13,333,333)	(134)	(1,026,533)		(973,333)	(2,000,000)
Non-Cash Stock Compensation Expense	4,553,209	46	327,785			327,831
Non-Cash Option Compensation Expense	-	-	(302,529)			(302,529)
Preferred Dividends				(238,992)		(238,992)
Balance -September 30, 2024	142,754,165	$1,428	$123,995,898	$(199,901,381)	$(5,798,670)	$(81,702,725)

Balance - December 31, 2022	27,691,918	$276	$17,726,592	$(21,018,992)	$-	$(3,292,124)
Net Loss	-	-	-	(2,780,534)	-	(2,780,534)
Non-Cash Stock Compensation Expense	166,665	2	429,994	-		429,996
Non-Cash Stock Option Expense	-	-	167,573	-		167,573
Issuance of Shares for Operating Expenses	433,881	4	884,812	-		884,816
Conversion of Loans	900,000	9	2,699,991	-		2,700,000
Warrant Exercise	200,000	2	399,998	-		400,000
Loss on Debt Extinguishment	-	-	58,579	-		58,579
Balance - March 31, 2023	29,392,464	293	22,367,539	(23,799,526)	-	(1,431,694)
Net Loss	-	-	-	(26,774,661)	-	(26,774,661)
Non-Cash Stock Option Expense	-	-	204,814	-		204,814
Conversion of Loans	2,278,975	23	4,989,607	-		4,989,630
Issuance of Shares for Operating Expenses	276,525	2	784,311	-		784,313
Warrant Expense	2,356,251	24	4,912,478	-		4,912,502
Issuance of Shares to Satisfy Loans	58,088	1	157,999	-		158,000
Issuance of Shares for Deferred Compensation	160,036	2	467,214	-		467,216
Issuance of Shares for Revenue Share Agreements	614,252	6	1,704,543	-		1,704,549
Termination of Revenue Share Agreement Adjustment	-	-	28,174,148	-		28,174,148
Modification of Warrants	-	-	259,075	-		259,075
Balance - June 30, 2023	35,136,591	351	64,021,728	(50,574,187)	-	13,447,892
Net Income				4,934,800	-	4,934,800
Non-Cash Stock Option Expense			146,707			146,707
Issuance of Shares for Operating Expenses and Settlements	113,824	1	334,080			334,081
Issuance of Shares for Director Compensation	91,525	1	260,845			260,846
Warrant Exercise	860,000	9	2,353,992			2,354,001
Issuance of Shares for Revenue Share Agreements	614,250	6	(6)			-
Balance - September 30, 2023	36,816,190	$368	$67,117,346	$(45,639,387)	$-	$21,478,327

See accompanying notes to condensed consolidated financial statements.

LUXURBAN HOTELS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

(UNAUDITED)

	September 30,
	2024	2023
Cash Flows from Operating Activities
Net (Loss)	$(99,473,903)	$(24,620,395)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Writeoff of bad debts	6,217,506	-
Writeoff of channel retained funds security deposit	1,500,000	-
Writeoff of security deposits	4,343,290	-
Non-cash stock compensation expense	55,500	1,158,058
Non-cash stock director and option expense	1,725,688	519,094
Amortization of debt discount	197,675	-
Depreciation expense	38,472	59,075
Shares issued for operating expenses	489,934	2,003,210
Modification of Warrants	2,593,900	259,075
Non-cash lease expense	27,527,121	23,695,139
Gain on lease exit	(2,164,593)	-
Non-cash forgiveness of Development Incentive Advances	(75,210)	-
Gain on sale of Treasury Bills	-	(31,014)
Issuance of Shares for Revenue Share Agreement	-	1,704,549
Termination of Revenue Share Agreement	-	28,174,148
Non-cash Financing Charges Associated with Short Term Business Financing	289,087	325,290
Writeoff of amounts due from NYC & LL	1,374,483	-
Loss on Debt Extinguishment	-	58,579
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts Receivable, Net	325,260	-
Processor retained funds	(446,809)	804,991
Channel retained funds and receivables from OTA’s	2,711,468	(12,868,602)
Receivables from City of New York and Landlords, Net	549,563	-
Prepaid expense and other assets	2,237,165	(3,791,886)
Prepaid Guarantee Trust - Related Party	682,500	-
Security deposits	(1,050,000)	(9,402,784)
(Decrease) Increase in:
Accounts payable and accrued expenses	33,921,106	1,425,308
Operating lease liabilities	(22,211,514)	(17,485,034)
Rents received in advance	1,950,736	982,946
Accrued Income Taxes	-	15,702
Net cash used by operating activities	(36,691,573)	(7,014,551)

Cash Flows from Investing Activities
Purchase of Furniture and Equipment	-	(921,414)
Proceeds from the sale of Treasury Bills	-	2,692,396
Net cash provided by investing activities	-	1,770,982

Cash Flows from Financing Activities
Deferred offering costs - net	-	(13,702)
Proceeds from (Repayments of) short term business financing - net	2,517,896	(16,107)
Proceeds from public and private sales of common stock	15,662,038	-
Warrant Exercises	4,800,000	7,666,503
Proceeds from Letter of Credit guarantors	2,824,886
Proceeds from Development Incentive Advances	3,000,500	1,594,557
Proceeds from (Repayments of) loans payable - net	8,244,203	-
Repayments of loans payable - net	(194,955)	(265,504)
Preferred shareholder dividends paid	(716,975)	-
Net cash provided by financing activities	36,137,594	8,965,747

Net Increase in Cash and Cash Equivalents and Restricted Cash	(553,980)	3,722,178
Cash and Cash Equivalents and Restricted Cash - beginning of the period	752,848	2,176,402
Cash and Cash Equivalents and Restricted Cash - end of the period	198,868	5,898,580

Cash and Cash Equivalents	198,868	4,798,580
Restricted Cash	-	1,100,000
Total Cash and Cash Equivalents and Restricted Cash	$198,868	$5,898,580

Supplemental Disclosures of Cash Flow Information
Cash paid for Interest	$2,522,989	$5,179,748
Noncash operating activities:
Acquisition of New Operating Lease Right-of-Use Assets	$-	$155,045,761
Net settlement of receivables and payables to City of New York	$1,827,157	$-
Noncash financing activities:
Conversion of debt to common stock and additional paid-in capital	$-	$7,847,630
Accrued deferred offering costs	$-	$350,000
Issuance of Warrants to purchase Treasury Stock	$5,798,670	$-
Equity converted to debt	$2,000,000	$-
Issuance of shares to satisfy loans	$91,435	$-
Debt discount	$4,342,609	$-

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LUXURBAN HOTELS INC.
September 30, 2024

1 - DESCRIPTION OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

LuxUrban Hotels Inc. (LUXH) (“LuxUrban” or the “Company”) leases entire existing hotels on a long-term basis and rents out hotel rooms in the properties it leases. It currently has a portfolio of nine hotel rooms in New York and New Orleans through long-term lease agreements and manages these hotels directly. Its revenues are generated through the rental of rooms to guests and through ancillary services such as cancellable room rate fees, resort fees, late and early check-in and check-out fees, baggage fees, parking fees, grab and go food service fees, and upgrade fees.

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

Payment received for the future use of a rental unit is recognized as a liability and reported as rents received in advance on the balance sheets. Rents received in advance are recognized as revenue after the rental unit is occupied by the customer for the agreed upon length of time. The rents received in advance balance as of September 30, 2024, and December 31, 2023, was $6,354,952 and $4,404,216, respectively and is expected to be recognized as revenue within a one-year period.

c.

Use of Estimates — The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

d.

Going Concern — The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation as a going concern. As reflected in the accompanying statement of operations, the nine-months ended September 30, 2024 and for the year ended December 31, 2023, the Company had a net loss of $99,473,903 and $78,523,377, respectively. In addition, the Company sustained significant losses in prior years. The Company’s working capital as of September 30, 2024, was a deficit of $80,836,636. The Company had negative cash flows from operations of $36,691,573 and $7,014,551 for the nine months ended September 30, 2024 and September 30, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management has evaluated the significance of the conditions in relation to the Company’s ability to meet its obligations and believes that its current cash balance along with its currently projected cash flows from operations will not provide sufficient capital to continue as a going concern. In an effort to achieve liquidity that would be sufficient to meet all of our commitments, we have undertaken a number of actions, including raising capital through the sale of equity and the sale of debt, and evaluation of potential strategic initiatives. The Company’s ability to continue as a going concern is dependent upon improving operating margins and raising additional capital through debt and/or equity financing or in connection with joint ventures or other strategic relationships. Without additional capital, we may not have sufficient capital to continue operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

e.

Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2024, the Company had cash and cash equivalents of $198,868. The Company had $752,848 of cash and cash equivalents as of December 31, 2023.

f.	Accounts Receivable, Channel Retained Funds, Processor Retained Funds, Receivables from City of New York, Landlords and On-Line Travel Agencies — The Company’s receivables consist of amounts due from landlords, amounts due from the City of New York, and receivables from channel retained funds, Online Travel Agents (“OTAs”), processor retained funds and other sales channels. The amounts due from landlords are related to common area expenses we incur for the benefit of all tenants and ultimately can be netted to amounts owed to the landlord, not requiring an allowance as the amounts owed to the landlord are far greater than amounts owed to us. Regarding the receivable with the City of New York, we have cancelled our contract with the City of New York and do not expect the need for an allowance of credit losses on the remaining balanced owed to us. During the nine months ended September 30, 2024, the Company wrote off $1,500,000 of channel retained funds, $2,600,000 of processor retained funds, and $984,000 due to the Company from the Housing Authority of New York City (“HAONYC”). HAONYC was to pay the Company for use of one of our portfolio hotels to house homeless individuals, but has not made such payment to date as a result of dispute a between our company and the hotel landlord over whether our company or the landlord was entitled to receipt of such funds. The landlord has agreed to settle the dispute with our company through certain payments from time to time to our company. Finally, the Company has made reserve for credit losses with respect to receivables from OTAs, in the amount of $0 and $529,000 as of September 30, 2024 and December 31, 2023, respectively. Processor retained funds on the balance sheet are net of any requested and allowed chargebacks and funds released to use during the period.

g.	Fair Value of Financial Instruments — The carrying amount of cash and cash equivalents, processor retained funds, security deposits, accounts payable and accrued expenses, rents received in advance, receivables from OTAs, development incentive advances, and short-term business financing advances approximate their fair values as of September 30, 2024 and December 31, 2023 because of their short term natures.

h.	Commissions — The Company pays commissions to third-party sales channels to handle the marketing, reservations, collections, and other rental processes for most of the Company’s units. For the three and nine months ended September 30, 2024, commissions were $3,527,877 and $15,494,567, respectively, as compared to $2,020,080 and $6,576,221, respectively, for the three and nine months ended September 30, 2023. These expenses are included in cost of revenue in the accompanying consolidated statement of operations.

i.	Income Taxes — In accordance with GAAP, the Company follows the guidance in FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company is subject to income taxes in the jurisdictions in which it operates. The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carry-forwards. A valuation allowance is recorded for deferred tax assets if it is more likely than not that the deferred tax assets will not be realized. The Company has recorded a full valuation allowance against all deferred tax assets and liabilities at September 30, 2024 and December 31, 2023.

For the three and nine months ended September 30, 2024, the Company did not record a tax provision for income taxes as a result of net losses for the period. For the three and nine months ended September 30, 2023, the Company recorded a tax provision of $1,999,498 and $15,702.

j.	Sales Tax — The majority of sales tax is collected from customers by our third-party sales channels and remitted to governmental authorities by these third-party sales channels. For any sales tax that is the Company’s responsibility to remit, the Company records the amounts collected as accrued expenses and relieves such liability upon remittance to the taxing authority. Rental income is presented net of any sales tax collected. As of September 30, 2024 and December 31, 2023, the Company accrued sales tax payable of $4,660,545 and $3,266,302, respectively, and it is included in accounts payable and accrued expenses in the consolidated balance sheet.

k.	Paycheck Protection Program Loan (“PPP”) — As disclosed in Note 3, the Company has chosen to account for the loan under FASB ASC 470, Debt. Repayment amounts due within one year are recorded as current liabilities, and the remaining amounts due in more than one year, if any, as long-term liabilities. In accordance with ASC 835, Interest, no imputed interest is recorded as the below market interest rate applied to this loan is governmentally prescribed.

l.	Earnings Per Share (“EPS”) — Basic net loss per share is the same as diluted net loss per share for the three and nine months ended September 30, 2024 because the inclusion of potentially issuable shares of common stock would have been anti-dilutive for the periods presented. For the three and nine months ended September 30, 2023, basic net loss per share is the same as diluted net loss per share because the inclusion of potentially issuable shares of common stock would have been anti-dilutive for the periods presented.

m.	Preferred Stock — The Company accounts for its preferred stock in accordance with ASC Topic 480, Distinguishing Liabilities from Equity. Conditionally redeemable preferred stock is classified as mezzanine equity within the Company’s consolidated balance sheet.

n.	New Accounting Pronouncements — In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements. The Company did not adopt any new accounting pronouncements during the nine months ended September 30, 2024.

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

At September 30, 2024 and December 31, 2023, supplemental balance sheet information related to leases were as follows:

	September 30, 2024	December 31, 2023
Operating lease right of use assets, net	$185,797,690	$241,613,588
Operating lease liabilities, current portion	$2,347,039	$1,982,281
Operating lease liabilities, net of current portion	$189,458,967	$242,488,610

At September 30, 2024, future minimum lease payments under the non-cancellable operating leases are as follows:

Schedule of future minimum lease payments under the non-cancellable operating leases

Twelve Months Ending September 30,
2025	$25,519,527
2026	26,223,627
2027	27,080,476
2028	28,094,634
2029	28,872,080
Thereafter (through 2048)	291,581,735
Total lease payment	$427,373,079
Less interest	(235,567,073)
Present value obligation	191,806,006
Short-term liability	2,347,039
Long-term liability	$189,458,967

The following summarizes other supplemental information about the Company’s operating leases:

	September 30, 2024	December 31, 2023
Weighted average discount rate	12.03%	10.5%
Weighted average remaining lease term (years)	12.6 years	16.6 years

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$8,386,290	$9,942,873	$23,951,472	$23,695,139
Short-term lease cost	$133,197	$(187,427)	$3,897,749	$561,229
Total lease cost	$8,522,487	$9,755,446	$27,849,221	$24,256,368

4 - ACCOUNTS RECEIVABLES, PROCESSOR AND CHANNEL RETAINED FUNDS

As of September 30, 2024, we had $0 of channel retained funds, $0 of processor retained funds, and $446,809 of receivables from OTAs, $1,480,000 in receivables from the City of New York and landlords, and other receivables of $0. As of December 31, 2023, we had $1,500,000 of channel retained funds, $2,633,926 of processor retained funds, (net of allowances for credit losses of $393,412), $6,936,254 of receivables from OTAs (net of allowances for credit losses of $529,000), $4,585,370 in receivables from the City of New York and landlords, and other receivables of $329,987 (net of allowances for credit losses of $486,708).

5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2024 and December 31, 2023, were as follows:

	September 30,	December 31,
	2024	2023
Accrued payroll and related liabilities	$876,000	$2,024,000
Bank and service fees payable	415,000	288,223
Board of director fees payable	239,000	231,000
Cleaning expense payable	373,000	-
Commissions payable	876,000	632,000
Insurance expense payable	821,000	194,000
Interest expense	1,202,000	-
Legal exposure	26,386,000	8,400,000
License and public relations payable	178,000	94,000
Linens, sundries and supplies payable	701,000	420,000
Other payables	652,241	292,082
Printing expense payable	226,000	263,000
Processing fees payable	-	52,000
Professional fees payable	723,000	590,000
Rent expense payable	3,265,000	1,737,000
Repairs, maintenance and improvements payable	1,059,000	719,000
Sales and other taxes	11,619,000	3,910,000
Telephone and cable payable	395,000	71,000
Union liabilities	8,448,000	-
Utilities payable	5,716,000	3,265,000
	$64,170,241	$23,182,305

Of the legal exposure amounts accrued and noted above, the company believes the accrual best estimates the most likely outcomes of these matters, however the range of outcomes could be between $5 million and $26.4 million.

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

Accrued interest at September 30, 2024 and December 31, 2023, was $7,702 and $5,571, respectively, and is included in accounts payable and accrued expenses in the consolidated balance sheets.

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

The outstanding balance at September 30, 2024 and December 31, 2023, was $782,105 and $786,950, respectively.

Accrued interest at September 30, 2024 and December 31, 2023 was $22,262 and $27,644, respectively, and is included in accounts payable and accrued expenses in the consolidated balance sheets.

Future minimum principal repayments of the SBA - EIDL loans payable are as follows:

Schedule of future minimum principal repayments of the SBA and EIDL loans payable

For the 12 Months Ending September 30,
2025	$21,314
2026	15,682
2027	16,281
2028	16,902
2029	17,546
Thereafter	694,380
Total	$782,105

8 - SHORT-TERM BUSINESS FINANCING

The Company has from time to time entered into short-term factoring agreements related to future credit card receipts to fund operations. The Company is required to repay these financings in fixed daily payments until the balances are repaid. Fees associated with this financing have been recognized in interest expense in the accompanying consolidated statement of operations. As of September 30, 2024 and December 31, 2023, the outstanding balance on these merchant cash advances net of unamortized costs was $2,367,103 and $1,115,120, respectively, which are expected to be repaid within twelve months.

In September 2024, the Company has entered into a Factoring and Security Agreement with a factor, in which the Company may receive up to $1,800,000 cash advance in exchange for the sale of eligible accounts receivable with recourse. The Company’s obligations to the factor are collateralized by substantially all of the Company’s assets. The advances for factored receivables are made pursuant to the pricing and terms of the Factoring and Security Agreement. The Company draws down advances against the facility up to 80% of eligible accounts receivables. The Company is required to repay these financings as the receivables are collected. As of September 30, 2024 and December 31, 2023, the outstanding balance was $1,555,000 and zero, respectively, which are expected to be repaid within twelve months.

9 - LOANS PAYABLE

Loans payable consist of the following as of:

	September 30, 2024	December 31, 2023
Senior Secured Convertible Notes which requires twenty-four equal monthly payments beginning one year after issuance bearing annual interest at a rate of 18%	$8,946,886	$-
Note payable to a related party of the current payroll processor due upon demand	2,476,234	-
Original payable of $151,096 with additional net borrowings of $252,954, requires monthly payments of $1,500 until total payments of $404,050 have been made	-	356,012
Original payable of $553,175 with additional net borrowings of $72,237, requires monthly payments of $25,000 until total payments of $625,412 have been made	400,000	400,000
Original payable of $492,180 with additional net borrowings of $620,804 requires monthly payments of $25,000 until total payments of $1,112,984 have been made	865,618	865,618
Original borrowings of $60,000, bears interest at 1% requires no payments until maturity in January 2024	-	60,000
Original amounts due of $195,000, related to services provided by a vendor, requires monthly payments of $10,000 through May 2022, then monthly payments of $25,000 through August 2022 at which time any remaining balance is due	20,000	20,000
Other borrowing	345,373	36,768
Debt discount	(2,144,934)	-
Less: Current maturities	5,455,252	1,196,916
	$5,453,925	$541,482

Future minimum principal repayments of the loans payable are as follows:

For the Twelve Months Ending September 30,
2025	$5,455,252
2026	3,080,761
2027	2,371,193
2028	1,971
Loans payable	$10,909,177

10 - LINE OF CREDIT

In February 2019, the Company entered into a line of credit agreement in the amount of $95,000. The line bears interest at prime, which was 8.25% as of September 30, 2024, plus 3.49%, totaling 11.74%. The line matures in February 2029. Outstanding borrowings were $69,975 as of each of September 30, 2024 and December 31, 2023.

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

In April 2024, we secured from Greenle a waiver on the restrictions contained in its financing agreements with our company that prohibit our sale of shares of common stock prior to November 2024 at per-share prices below $5.00 (as may be adjusted for stock splits and similar transactions, the “Trigger Price”). The restriction on sales of our common stock by our company below the Trigger Price terminated on November 6. 2024. This waiver permitted us to sell up to an aggregate of 15 million shares prior to November 2024 at prices below the Trigger Price. In consideration of this waiver, Greenle is entitled to be issued up to an aggregate of 2.8 million shares of our common stock (“Initial Greenle Waiver Shares”) from time to time upon written notice to our company. This waiver was amended in May 2024 to increase number of shares permitted to be sold by our company at prices under the Trigger Price prior to November 2024 to the greater of (i) 30 million shares and (ii) $30 million (based on the gross sale prices of such shares). In consideration of this waiver modification, Greenle is entitled to demand from time to time that we issue an amount of additional shares (the “Additional Greenle Waiver Shares” and collectively with the Initial Greenle Shares and the Greenle Revenue Participation Shares, the “Greenle Shares”) equal to 0.22 shares of common stock for each share of common stock sold by our company through November 6, 2024 in excess of 15 million shares at prices below the Trigger Price. To date, we have been required to issue the Greenle an aggregate of 23,628,324 shares of common stock in connection the foregoing rights and obligations as a result of private placements and underwritten public offerings of our common stock.

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

During the nine months ended September 30, 2024 and year ended December of 2023, we amortized $351,000 and paid $1,350,000, respectively to Ferdinand under the terms of the previously disclosed Guarantee Trust agreement as part of his personal guarantees on the Wyndham agreements and related advances to our company thereunder and other leases. At September 30, 2024 and December 31, 2023, $341,250 and $1,023,750, respectively, of this payment was classified as prepaid. During the three and nine months ended September 30, 2024, $341,250 and $692,250, respectively, was expensed.

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

In July 2024, the company sold stock in an underwritten public offering at $0.17 per share. Mr. Blutinger, purchased 294,116 common shares, Patrick McNamee, a former director of our company, purchased 735,294 common shares, Kimberly Schaefer, a director of our company, purchased 117,647 common shares, Leonard Toboroff, a director of our company purchased 147,058 common shares, Robert Arigo, our chief executive officer, purchased 176,470 common shares and Michael James, our chief financial officer, purchased 352,941 common shares in the offering.

In August 2024, the Company issued in a private placement (the “August 2024 Note and Warrants Debt Offering”) 18% senior secured convertible notes (“August 2024 Notes”) and common stock purchase warrants (“August 2024 Warrants”). Mr. Blutinger purchased $100,000 of these securities, Mr. McNamee, purchased $100,000 of these securities, and Mr. James, purchased $20,000 of these securities. The August 2024 Note and Warrants Debt Offering was extended in October 2024 as discussed in Note 19, below.

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

13 - MAJOR SALES CHANNELS

The Company uses third-party sales channels to handle the reservations, collections, and other rental processes for most of the units. These sales channels represented over 85% of total revenue during the nine months ended each of September 30, 2024 and September 30, 2023. The loss of business from one or a combination of the Company’s significant sales channels, or an unexpected deterioration in their financial condition, could adversely affect the Company’s operations.

14 - STOCK OPTIONS, RESTRICTED STOCK UNITS, RIGHTS AND WARRANTS

Options

During the nine months ended September 30, 2024, the Company did not grant any options to purchase shares of common stock under the Company’s 2022 performance equity plan.

The following table summarizes stock option activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,746,885	$2.86	9.0	$5,427,118
Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	(1,162,914)	2.80
Outstanding at September 30, 2024	583,971	$2.99	8.5	$-
Exercisable at September 30, 2024	300,980	$3.34	8.5	$-

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expense of $63,613 and $362,695 for the three and nine months ended September 30, 2024. The Company recognized stock option expense of $146,707 and $519,094 for the three and nine months ended September 30, 2023, respectively. Unamortized option expense as of September 30, 2024, for all options outstanding amounted to $477,058. These costs are expected to be recognized over a weighted average period of 1.0 years.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,910,484	$2.55	9.8	$-
Granted	25,000	1.74
Exercised	-	-
Expired	-	-
Forfeited	(285,721)	2.03
Outstanding at September 30, 2023	1,649,763	$2.63	9.1	$3,347,983
Exercisable at September 30, 2023	458,254	$2.87	9.0	$819,994

The Company is expensing these stock option awards on a straight-line basis over the requisite service period. The Company recognized stock option expense of $146,707 and $519,094 for the three and nine months ended September 30, 2023. Unamortized option expense as of September 30, 2023, for all options outstanding amounted to $1,230,597. These costs are expected to be recognized over a weighted average period of 1.8 years.

A summary of the status of the Company’s nonvested options as of September 30, 2024, is presented below:

	Number of Nonvested Options	Weighted Average Grant Date Fair Value
Nonvested options at December 31, 2023	1,257,590	$2.93
Granted	-	-
Forfeited	(843,276)	2.93
Vested	(131,323)	$3.57
Nonvested options at September 30, 2024	282,991	$2.60

Restricted Stock

In March 2024, the Company granted 100,000 restricted shares to certain employees under the Company’s 2022 performance equity plan. The restricted shares were vested either immediately or over 3.00 years. The aggregated grant date fair value of all these restricted shares was $220,000.

During the three months ended September 2024, we entered into agreements to issue an aggregate of up to 3,072,000 restricted shares with certain officers and directors as set forth in the table immediately below, with the issuances of such shares having been subject to an increase in our authorized capital stock and shares available under our 2022 equity incentive plan, which were effected in July 8, 2024, and the shares thereafter issued.

Directors and Officers	Number of shares
Elan Blutinger	1,000,000
Patrick McNamee	400,000
Robert Arigo	500,000
Michael James	1,172,000
Total	3,072,000

As of September 30, 2024, there was $166,500 of unrecognized compensation cost related to unvested restricted shares.

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

On June 27, 2024, in connection with a private placement of common stock, the Company issued rights to purchase up to 8,000,000 shares of the Company’s common stock with an exercise price of $0.25. These rights are exercisable subject to downward price adjustments for certain issuance by the Company below $0.25 during the period commencing nine months after the closing and ending on the 18-month anniversary of the closing. The Purchaser was granted customary registration rights. All of these rights were subsequently terminated as part of the holder’s election to convert the purchase price-value of the shares purchased by it into notes and warrants in our August 2024 Note and Warrant Debt Placement.

On June 27, 2024, the Company issued warrants to purchase up to 480,000 shares of the Company’s common stock to the agent for the private placement offering, Alexander Capital, L.P. (“Alexander”), with an exercise price of $0.275. These warrants are exercisable for five years and expire in June 2029.

On July 15, 2024, the Company issued warrants to purchase up to 1,800,000 shares of the Company’s common stock to the underwriter of the public offering, Alexander, with an exercise price of $0.204. These warrants are exercisable for five years and expire in July 2029.

On July 17, 2024, the Company issued warrants to purchase up to 270,000 shares of the Company’s common stock to the underwriter of the exercise of the overallotment from the July 15, 2024 public offering, Alexander, with an exercise price of $0.204. These warrants are exercisable for five years and expire in July 2029.

On July 30, 2024, the Company issued warrants to purchase up to 694,400 shares of the Company’s common stock to the underwriter of the public offering, Alexander, with an exercise price of $0.18. These warrants are exercisable for five years and expire in July 2029.

On August 30, 2024, the Company issued warrants to purchase up to 2,942,884 shares of the Company’s common stock to the agent for the August debt offering, Alexander, with an exercise price of $0.1008. These warrants are exercisable for five years and expire in August 2029.

The following tables summarizes warrant and right activity for the nine months ended September 30, 2024 and September 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	5,442,000	$4.68	4.7	$7,038,940
Granted	147,389,841	0.09
Exercised	(13,343,119)	0.37
Expired	-	-
Forfeited	(13,333,333)	0.15
Outstanding at September 30, 2024	126,155,389	$0.12	4.9	$548,470
Exercisable at September 30, 2024	126,155,389	$0.01	4.9	$548,470

During the nine months ended September 30, 2024, 13,343,119 shares were issued from the exercise of warrants.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	3,018,250	$2.64	4.8	$-
Granted	1,500,000	2.75
Exercised	(3,416,250)	2.24
Expired	-	-
Forfeited	-	-
Outstanding at September 30, 2023	1,102,000	$4.02	4.1	$710,520
Exercisable at September 30, 2023	1,102,000	$4.02	4.1	$710,520

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

In May and June 2024, Greenle elected to receive 6,740,000 shares from the May 2023 Revenue Share Exchange Agreement.

In September 2024, Greenle elected to receive 300,000 shares from the August 2023 Revenue Share Exchange Agreement.

In September 2024, Greenle elected to receive 13,900,000 shares from the May 2024 Revenue Share Exchange Agreement.

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

As of September 30, 2024, we recorded the Development Incentive Advances made to us by Wyndham as a current liability on our Condensed Consolidated Balance Sheets and recorded an additional charge of $2.6 million for all of the costs and potential additional liabilities related to this transition in our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2024.

In May 2024, Wyndham filed a complaint against the Company in the Superior Court of New Jersey Law Division: Morris County for damages in the principal sum of $18,330,471 due and owing together with interest, attorneys’ fees and cost of suit. We are defending this suit and will raise all available defenses and counterclaims available to the Company.

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

As part of the terms of the Series A Preferred Stock offering, if a change of control or delisting event occurs prior to October 26, 2024, the Company will be required to redeem the Series A Preferred Stock plus an amount equal to any accrued and unpaid interest. Under FASB Topic D-98, this redemption provision requires the classification of this security outside of permanent equity. The Company has classified this security as Mezzanine Equity on its September 30, 2024 Balance Sheet and expects to do so until October 26, 2024.

During the three and nine months ended September 30, 2024, the Company paid $238,992 and $477,984 in aggregate dividends on its outstanding Series A Preferred Stock.

18 - EQUITY TRANSACTIONS

The tables below outline equity issuances not related to the conversion from an LLC to C Corp, the initial public offering the exercise of Options or Warrants, the conversion of debt into equity or the issuance of shares pursuant to revenue share agreements.

For the nine months ended September 30, 2024

Description	General Ledger Account	Date	Shares	Price	Value
Non-employee loan payment	Loan payable	1/25/2024	20,008	$4.57	$91,437
Non-employee commission expense	Commission Expense	1/25/2024	10,079	$4.57	$46,061
Non-employee investor relations expense	Investor Relations Expense	1/30/2024	59,784	$4.33	$258,865
Non-employee director compensation	Non-Cash Issuance of Common Stock for Director Compensation Expenses	2/8/2024	197,800	$2.92	$577,576
Employee Compensation	Non-Cash Issuance of Common Stock for Compensation Expenses	3/15/2024	25,000	$2.22	$55,500
Non-employee director compensation	Non-Cash Issuance of Common Stock for Director Compensation Expenses	5/3/2024	980,628	$0.84	$823,728
Non-employee commission expense	Commission Expense	5/9/2024	36,887	$0.71	$26,085
Non-employee investor relations expense	Investor Relations Expense	7/8/2024	600,000	$0.185	$111,000
Non-employee director Compensation	Non-Cash Issuance of Common Stock for Director Compensation Expense	9/16/2024	3,067,705	$0.072	$220,875
Employee Compensation	Non-Cash Issuance of Common Stock for Compensation Expenses	9/16/2024	1,485,504	$0.072	$106,956
Subtotal			6,483,395		$2,318,083

For the nine months ended September 30, 2023

Description	General Ledger Account	Date	Shares	Price	Value
Non-employee Board members pursuant to related comp. policy	Non-Cash Stock Compensation Expense	3/1/2023	166,665	$2.58	$429,996
In connection with certain property finders’ fee arrangements	Non-Cash Issuance of Common Stock for Operating Expenses	3/17/2023	136,887	$2.45	$335,373
In connection with a consulting agreement	Non-Cash Issuance of Common Stock for Operating Expenses	2/10/2023	196,994	$1.85	$364,439
In connection with a marketing agreement	Non-Cash Issuance of Common Stock for Operating Expenses	2/10/2023	100,000	$1.85	$185,000
Non-employee Board members pursuant to related comp policy	Non-Cash Stock Compensation Expenses	8/16/2023	91,525	$2.85	$260,846
In connection with certain property finders’ fee arrangements	Non-Cash Issuance of Common Stock for Operating Expenses	8/21/2023	45,833	$2.77	$126,957
Advisory and legal services	Non-Cash Issuance of Common Stock for Operating Expenses	8/21/2023	9,250	$2.85	$26,363
Acorn Management Partners in connection with advisory services	Non-Cash Issuance of Common Stock for Operating Expenses	8/28/2023	8,741	$2.89	$25,261
Elizabeth Brown in connection with her termination of employment	Non-Cash Issuance of Common Stock for Operating Expenses	8/28/2023	50,000	$3.11	$155,500
Subtotal			805,895		$1,909,735

19 - SUBSEQUENT EVENTS

Capital Raises and Default Cures

In October 20204, the Noteholders extended the private placement (the “August 2024 Note and Warrants Debt Offering”) 18% senior secured convertible notes (“August 2024 Notes”) and common stock purchase warrants (“August 2024 Warrants”) raising in October and November 2024, gross proceeds of $1,500,000, after fees the Company netted approximately $1,350,000.

The August 2024 Notes bear interest at 18%, are secured by substantially all of the assets of the Company under the terms of a guarantee and security agreement dated as of August 13, 2024 (“Security Agreement”), and were sold to certain accredited investors in a private offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The principal of the Augst 2024 Notes shall be repaid in twenty-four (24) equal monthly installments commencing on August 13, 2025 and continuing on the same day of each month thereafter until the principal amount is paid in full, with all principal and interest due thereon to be paid on or prior to August 13, 2027, unless the Notes are previously converted into common stock or preferred stock as described below. The August 2024 Notes are senior debt of the Company, and subject to the terms and conditions of the Notes, the Company shall not issue any debt senior to the August 204 Notes while any August 2024 Notes remain outstanding without the consent of a majority of the then outstanding principal amount of the Notes. The August 2024 Notes were convertible initially into that number of shares of common stock determined by dividing the principal amount of the Note purchased by the purchaser by 110% of the average VWAP of the common stock for the three consecutive trading days immediately following the date the Company filed its Quarterly Report on Form 10-Q for the six months ended June 30, 2024, not to exceed $0.15 (“Three-Day VWAP”). The Three-Day VWAP was set at $0.08404. As a result of opening the offering, and curing of any existing defaults under the August 2024 Notes, the conversion price of the August 2024 Notes were reset to $0.06;provided, that in the event the VWAP of the common stock for the three trading days immediately following the date of our pending reverse stock split is implemented (and thereafter the effectiveness of the registration statement to be filed to register the resale of the shares of common stock underlying the August 2024 Notes and August 2024 Warrants) is lower than the then-current split-adjusted conversion price, the conversion price shall be reset to such three-day VWAP; provided, that such exercise price (the “VWAP Adjusted Conversion Price”) shall not be less than $0.05 (as adjusted for the Reverse Stock Split). For example, if a 1-for-70 split is effected, the per-share conversion price shall not be adjusted to less than $3.50.

The August 2024 Warrants have a five-year term from the date of the initial closing of the Debt Placement and shall become exercisable commencing on the date of the earliest to occur of (a) shareholder approval of the Reverse Split (as defined below) and the Nasdaq Compliance Waiver (as defined below) and (b) the 91st day after the initial closing of the Debt Placement. The August 2024 Warrants initially entitled the purchaser to purchase up to that number of shares of common stock determined by dividing the principal amount of the Note purchased by the purchaser by 110% of the average VWAP of the common stock for the three consecutive trading days immediately following the date the Company filed its Quarterly Report on Form 10-Q for the six months ended June 30, 2024, not to exceed $0.15 (“Three-Day VWAP”). The Three-Day VWAP was set at $0.08404. As a result of opening the offering, and curing of any existing defaults under the August 2024 Notes, the exercise price of the warrants were reset at $0.06;provided, that in the event the VWAP of the common stock for the three trading days immediately following the date of our pending reverse stock split is implemented (and thereafter the effectiveness of the registration statement to be filed to register the resale of the shares of common stock underlying the August 2024 Notes and August 2024 Warrants) is lower than the then-current split-adjusted exercise price, the exercise price shall be reset to such three-day VWAP; provided, that such exercise price (the “VWAP Adjusted Exercise Price”) shall not be less than $0.05 (as adjusted for the Reverse Stock Split). For example, if a 1-for-70 split is effected, the per-share exercise price shall not be adjusted to less than $3.50.

Nasdaq Meeting regarding Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing.

On October 15, 2025 the Company had a hearing with The Nasdaq Stock Market LLC (“Nasdaq”) panel, regarding the delisting notifications. On November 4, 2024 (as amended on November 6, 2024), the Panel granted the Company’s request for continued listing on the Exchange, subject to the following: On or before November 12, 2024, the Company shall obtain shareholder approval for a reverse split at a ration that will allow the Company to maintain long-term compliance with the Bid Price Rule; 2. On or before November 21, 2024, the Company shall demonstrate compliance with Listing Rule 5550(a)(2). It is a requirement during the exception period that the Company provide prompt notification of any significant events that occur during this time that may affect the Company’s compliance with Nasdaq requirements. Stockholder approval of the reverse stock split was obtained on November 12, 2024 at a duly called and held special meeting of stockholders and the reverse stock split will be effected on November 20, 2024.

Preferred Stock

On October 26, 2024 the Company achieved the terms required for the Preferred Stock to be classified as permanent equity under FASB Topic D-98: Classification and Measurement of Redeemable Securities.

Reverse Stock Split

On November 12, 2024, LuxUrban Hotels Inc. (the “Company”) held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders considered two proposals: (i) a proposal (the “Reverse Stock Split Proposal”) to amend the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to effect a reverse stock split (the “Reverse Stock Split”) of the Company’s outstanding common stock by a ratio of not less than one-for-thirty and not more than one-for-seventy, with the exact number to be set at a whole number within this range to be determined by the Company’s board of directors, in consultation with the Company’s investment banking advisors, in its sole discretion and to authorize our board of directors to implement the reverse stock split by filing an amendment to the Charter; and (ii) a proposal (the “Nasdaq Compliance Proposal”) to approve, for purposes of complying with Nasdaq Stock Market LLC Listing Rule 5635, the issuance of shares of the Company’s common stock upon conversion of certain outstanding Company convertible promissory notes and exercise of certain outstanding Company warrants in excess of the 19.99% share limitation contained in such securities. Both proposals were approved. Unless otherwise indicated, the information and data presented in this Report does not give effect to the reverse stock split, which shall be effected on November 20, 2024.

Proposed Joint Venture

We have entered into a non-binding letter of intent with Lockwood Development Partners LLC, a company engaged in real estate development, management, and finance, and The Bright Hospitality Management, LLC, a hospitality management company and provider of technology-based hotel management platforms, proposing to establish a joint venture (“JV”) focused on hotel services and operations. If consummated, we believe that this strategic initiative would provide our company with the opportunity to broaden market impact and deliver an elevated guest experience. If consummated, the joint venture would initially focus on two LuxUrban properties, with the parties to consider expansion of the relationship to include additional LuxUrban hotels based on success of the pilot initiative. The collaboration would leverage Lockwood’s established presence in hotel development and Bright’s innovative hospitality technology to create a unique guest experience and optimize operational efficiencies. It is proposed that in connection with the pilot JV, Lockwood would initially invest approximately $7 million to address certain obligations in arrears with respect to, and enhance facilities in, the two JV pilot hotels, with potential additional investments of up to $35 million if all existing LuxUrban hotels are later added to the JV structure. The JV would focus on rejuvenating the initial two JV properties, incorporating advanced technologies and amenities designed to improve operational performance and guest satisfaction using Bright’s platform. This platform features AI-driven management tools intended to enhance guest satisfaction and streamline hotel operations. The JV, if launched, will introduce Lockwood’s Vitality brand to the New York City market, enhancing customer engagement through a loyalty program and cohesive branding strategy. The nonbinding letter of intent contemplates that the definitive agreements will outline a pathway for expanding the JV to include additional LuxUrban properties, contingent upon achieving initial success and obtaining necessary consents and approvals, including the approval of our stockholders and noteholders of LuxUrban and the landlords for any additional properties.

The initial pilot JV will require approval of the landlords for the pilot hotels, approval of certain of LuxUrban’s debt holders (which has been obtained), and the negotiation and execution of by the parties of definitive agreements governing the JV. While the companies have undertaken to work closely together to secure all consents and approvals and finalize the definitive agreements, there can be no certainty that these will be obtained and executed. There are numerous risks and factors that could result in the terms of the JV being modified or not being consummated or commercially launched at all. We will disclose final terms of the definitive agreements if and when same are executed.

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

On August 20, 2024, the Company filed a Form 10-Q/A for the period ended March 31, 2024, with the Securities and Exchange Commission that restated the Form 10-Q for the same period previously filed on May 13, 2024. The financial information set forth herein gives effect to this restatement. The stockholders of the Company approved a 1-for-70 reverse stock split that will be effected on November 20, 2024. The information and data presented in this Report does not give effect to the reverse stock split.

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

We currently have a portfolio of nine hotel rooms in New York, through long-term lease agreements and manage these hotels directly. Our revenues are generated through the rental of rooms to guests and through ancillary services such as cancellable room rate fees, resort fees, late and early check-in and check-out fees, baggage fees, parking fees, grab and go food service fees, and upgrade fees. As of the date of this Report, we have 996 hotel rooms available for rent through our portfolio. We have been reducing our domestic operations and U.S.-based portfolio of available hotel rooms over the past nine months, focusing only on properties that we believe can generate on positive cash flow.

We strive to improve operational efficiencies by leveraging proprietary technology to identify, lease, manage, and market globally the hotel space we lease to business and vacation travelers through our online portal and third-party sales and distribution channels. Our top three sales channels represented more than 85% of revenue during the nine months ended September 30, 2024 and more than 85% of revenue during the nine months ended September 30, 2023.

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

In prior quarters, including the third quarter of 2024, we did not generate sufficient cash to pay our operating expenses. As a result, we were required to go to the capital markets in May, June, July and August 2024 to raise capital through the sale of equity and debt in order to continue operations. At the same time, we experienced significant decline in our stock price, making these capital raises relatively more expensive and dilutive. Legacy operations and results have resulted in the accumulation of significant liabilities. While we believe we are close to achieving positive cash flow on a monthly basis from going forward operations, legacy liabilities will continue to place significant strains on our company and will require us to secure additional capital funding, continue to engage in material cost cutting efforts, and continue to take measures to focus and improve our operational efficiencies. If we are unable to continue improvements to our business and operations while also securing additional financings, our ability to continue as a going concern is in doubt. Potential financings could continue to include materially dilutive equity financings and debt financings. There can be no assurance then necessary capital financings will be available to us on commercially reasonable terms or at all.

The Company anticipates that the fourth quarter will have a positive impact on the Company’s overall operating results and conditions, as the New York hotel market is historically strongest during the fourth quarter and the Company anticipates being able to generate revenues at higher daily room rates.

Property Summary

We enter into triple net leases in which we are responsible for all of the costs on the property outside of exterior structural maintenance. As of September 30, 2024, we leased eight (8) properties with 996 units available for rent. In March 2024 through September of 2024, we surrendered three of these hotels, based on our evaluation that such properties (a) had relatively poor performance, (b) presented suboptimal size and scale, and (c) are of general quality that over time could present risks to our company. Although we have been able to negotiate terms for the surrender of certain of our units, the surrender of these properties have and could continue to expose the Company to potential claims by landlords.

Our portfolio of properties as of September 30, 2024 (as adjusted for the surrender of certain properties mentioned above) was as follows:

Property	# of Units	Property Type	Lease Term	Lease Remaining at 9/30/24 (years)	Extension Option (remaining at 9/30/24)	Annual Escalation	Date Commenced
Blakely: 136 W 55th St, New York, NY 10105	117	Licensed hotel	15-year	12.3	10-year	3%	11/1/2021

Herald: 71 W 35th St, New York, NY 10001	168	Licensed hotel	15-year	12.9	None	3%	6/2/2022

Tuscany: 120 E 39th St., New York, NY 10016	125	Licensed hotel	15-year	13.5	10-year	2%	1/1/2023

Hotel 57: 2869 130 E 57th St., New York, NY 10022	216	Licensed hotel	15-year	14.0	10-year	3%	7/1/2023

Condor: 56 Franklin Ave, Brooklyn, NY 11205	35	Licensed hotel	15-year	14.2	10-year	3%	9/1/2023

BeHome: 56 765 8th Ave, New York, NY 10036	44	Licensed hotel	25-year	24.0	None	3%	7/1/2023

Hotel 27: 62 Madison Ave, New York, NY 10016	74	Licensed hotel	15-year	14.3	10-year	3%	11/1/2023

Washington: 8 Albany Street, New York, NY 10006	217	Licensed hotel	15.2-year	13.4	None	2%	9/20/2022

			Weighted Avg.	Weighted Avg.	Weighted Avg.	Weighted Avg.
Operating Units as of 9/30/2024(1)	996		15.5	13.7	5.7	2.7%

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

Our average deposits (including letters of credit) by city as of September 30, 2024, as adjusted for the surrender of certain properties in the nine months ended September 30, 2024 (as discussed above), were as follows:

Location	Miami Beach	New York	Total
Units	0	996	996
Deposit	$550,000	$16,464,123	$17,014,123
Per Unit	$0	$16,530	$17,082

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

Unit Economics

We estimate that the property-level break-even rate for total revenue per available room (or TRevPAR) for our portfolio as of September 30, 2024, was between $160 to $180 a night. We define TRevPAR as total revenue received by our company inclusive of room rental rates, ancillary fees (which include but are not limited to resort fees, late/early check-in, baggage fees, parking fees paid to us, and upgrade fees), cancellation fees, taxes (including other pass-through expenses) and other miscellaneous income received by us, divided by the average available rooms for rent during a given period.

The following table shows historical occupancy and TRevPAR at our leased properties:

Year	Occupancy	TRevPAR
2018	86%	$160
2019	84%	$157
2020	61%	$103
2021	72%	$122
2022	77%	$247
2023	79%	$249
2024 YTD	81%	$158

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

Human Capital

As of September 30, 2024, we had a total of 357 full-time employees, 328 of which are unionized. We believe that our corporate culture and employee relationships are healthy and productive.

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

Results of Operations

	For The Three Months Ended September 30,
	2024	2023	% ∆
Net Rental Revenue	$13,133,103	$31,208,248	(58)%
Rent Expense	8,509,487	7,802,847
Non-Cash Rent Expense Amortization	1,684,546	1,952,599
Surrender of Deposits	700,000	-
Other Expenses	20,740,915	13,640,517
Total Cost of Revenue	29,950,401	23,395,963	28%
Gross (Loss) Profit	(16,817,298)	7,812,285	(315)%
General and Administrative Expenses	11,697,043	1,981,774
Termination of Franchise Agreement	310,356	-
Non-Cash Issuance of Common Stock for Operating Expenses	111,000	334,081
Non-Cash Stock Compensation and Option Expense	25,302	407,553
Total Operating Expenses	12,143,701	2,723,408	346%
Income (Loss) from Operations	(28,960,999)	5,088,877	(669)%
Other Income (Expense)
Other Income	1,331,423	31,627
Cash Interest and Financing Costs	(984,792)	(2,185,202)
Non-Cash Financing Costs	(2,115,004)	-
Total Other Expense	(1,768,373)	(2,153,575)	18%
Loss Before Benefit from for Income Taxes	(30,729,372)	2,935,302	(1147)%
Provision for Income Taxes	-	(1,999,498)
Net Income (Loss)	(30,729,372)	4,934,800	(723)%
Preferred Stock Dividend	(238,992)	-
Net Income (Loss) Attributable to Common Stockholders	$(30,968,364)	$4,934,800	(728)%

Three Months Ended September 30, 2024, as compared to Three Months Ended September 30, 2023

Net Rental Revenue

Net rental revenue for the three months ended September 30, 2024 was $13.1 million, as compared to $31.2 million for the three months ended September 30, 2023, a decrease of 58%. This decrease predominantly resulted from the decrease in average units available to rent from 1,625 for the three months ended September 30, 2023 to 996 for the three months ended September 30, 2024. This decrease in net rental revenues was exacerbated by bookings of guaranteed reservations at relatively lower rates for the three months ended September 30, 2024 as compared to the same period during the prior year. The TRevPAR, or revenue per available room, decreased from $257 for the three months ended September 30, 2023 to $172 for the three months ended September 30, 2024. The lower TrevPar in the current quarter is attributable to the impact from preselling of the rooms at lower rates versus the same period last year. TRevPAR includes both average daily rate (“ADR”) and occupancy.

Cost of Revenue

Cost of revenue increased from $30.0 million in the three months ended September 30, 2023 to $23.4 million for the three months ended September 30, 2024, an increase of 28%, primarily as a result of the Company expensing the unamortized lease acquisition costs and security deposits surrendered for the properties that were exited during the period, as well as increases in costs related to utilities, labor, cable/WIFI, credit card processing fees and commissions, and costs related to the relocation of guests from our terminated properties to alternative properties.

Gross Profit

Gross Profit decreased to ($16.8) million in the three months ended September 30, 2024 from $7.8 million in the three months ended September 30, 2023, a net decrease of $24.6 million or 315%. This decrease is primarily as a result of the Company expensing the unamortized lease acquisition costs and security deposits surrendered for the properties that were exited during the period, as well as deposit surrenders and commission costs to relocate guests from our terminated properties to alternative properties.

Total Operating Expenses

Total operating expenses incurred for the three months ended September 30, 2024, increased by approximately $9.4 million from the three months ended September 30, 2023. Of this increase, $9.7 million was for costs related to the increase in the reserve for litigation with landlords included in general and administrative expenses increased by $0.3 million by the exit of our partnership with Wyndham.

Other Income (Expense)

Total other expense for the three months ended September 30, 2024 was ($1.8) million as compared to ($2.12) million for the three months ended September 30, 2023. This decrease is primarily due to gain on exiting leases, and higher cash interest and financing costs during the three months ended September 30, 2024 as compared with three months ended September 30, 2023 as a result of materially reducing use during the period of merchant cash advances, partially offset by greater non-cash financing costs from the Greenle exchange.

Results of Operations

	For The Nine Months Ended September 30,
	2024	2023	% ∆
Net Rental Revenue	$45,276,687	$85,883,521	(47)%
Rent Expense	22,387,122	18,068,828
Non-Cash Rent Expense Amortization	5,449,098	6,187,540
Surrender of Deposits	4,151,628	-
Other Expenses	73,919,562	38,273,980
Total Cost of Revenue	105,907,410	62,530,348	69%
Gross (Loss) Profit	(60,630,723)	23,353,173	(360)%
General and Administrative Expenses	26,326,941	9,297,097
Termination of Franchise Agreement	3,625,868	-
Non-Cash Issuance of Common Stock for Operating Expenses	489,936	1,847,711
Non-Cash Stock Compensation and Option Expense	1,872,623	1,209,936
Total Operating Expenses	32,315,368	12,354,744	102%
Income (Loss) from Operations	(92,946,091)	10,998,429	(945)%
Other Income (Expense)
Other Income	2,418,403	129,875
Cash Interest and Financing Costs	(4,060,348)	(5,505,708)
Non-Cash Financing Costs	(4,885,867)	(30,227,289)
Total Other Expense	(6,527,812)	(35,603,122)	(82)%
Loss Before Benefit from for Income Taxes	(99,473,903)	(24,604,693)	304%
Provision for Income Taxes	-	15,702
Net Loss	(99,473,903)	(24,620,395
Preferred Stock Dividend	(716,975)	-
Net Loss	$(100,190,878)	$(24,620,395)	307%

Nine Months Ended September 30, 2024, as compared to Nine Months Ended September 30, 2023

Net Rental Revenue

Net rental revenue for the nine months ended September 30, 2024 was $45.3 million, as compared to $85.9 million for the nine months ended September 30, 2023, a decrease of 47%. This decrease predominantly resulted from the decrease in average units available to rent from 1,625 for the nine months ended September 30, 2023 to 996 for the nine months ended September 30, 2024. This decrease in net rental revenues was exacerbated by bookings of guaranteed reservations at relatively lower rates for the nine months ended September 30, 2024 as compared to the same period during the prior year. The TRevPAR, or revenue per available room, decreased from $291 for the nine months ended September 30, 2023 to $158 for the nine months ended September 30, 2024. The lower TrevPar in the current quarter is attributable to the impact from preselling of the rooms at lower rates versus the same period last year. TRevPAR includes both average daily rate (“ADR”) and occupancy.

Cost of Revenue

Cost of revenue increased from $62.5 million in the nine months ended September 30, 2023 to $105.9 million for the nine months ended September 30, 2024, an increase of 69%, primarily as a result of the Company expensing the unamortized lease acquisition costs and security deposits surrendered for the properties that were exited during the period, as well as increases in costs related to utilities, labor, cable/WIFI, credit card processing fees and commissions, and costs related to the relocation of guests from our terminated properties to alternative properties.

Gross Profit

Gross Profit decreased to ($60.6) million in the nine months ended September 30, 2024 from $23.4 million in the nine months ended September 30, 2023, a net decrease of $84.0 million or 360%. This decrease is primarily as a result of the Company expensing the unamortized lease acquisition costs and security deposits surrendered for the properties that were exited during the period, as well as deposit surrenders and commission costs to relocate guests from our terminated properties to alternative properties.

Total Operating Expenses

Total operating expenses incurred for the nine months ended September 30, 2024, increased by approximately $20.0 million from the nine months ended September 30, 2023. Of this increase, $3.6 million were for costs related to the exit of our partnership with Wyndham in the nine months ended September 30, 2024. The company wrote off receivables to bad debt expense in the amount of $7.8 million during the nine months ended September 30, 2024. The Company increased its reserve for the litigation with landlords.

Other Income (Expense)

Total other expense for the nine months ended September 30, 2024 was $6.5 million as compared to $35.6 million for the nine months ended September 30, 2023. This decrease is primarily due to gain on exiting $2.4 million, lower cash interest and financing costs during the nine months ended September 30, 2024 as compared with nine months ended September 30, 2023 as a result of materially reducing use during the period of merchant cash advances, partially offset by greater non-cash financing costs from the Greenle exchange.

Liquidity and Capital Resources

The following table provides information about our liquidity and capital resources as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024	As of December 31, 2023
Cash and Cash Equivalents	$198,868	$752,848
Other Current Assets	$2,531,013	$18,968,209
Total Current Assets	$2,729,881	$19,721,057
Total Current Liabilities	$83,566,518	$33,125,741
Working Capital (Deficit)	$(80,836,636)	$(13,404,684)

As of September 30, 2024, our cash and cash equivalents balance was $198,868 as compared to $752,848 at December 31, 2023, and total current assets were $2,729,881 at September 30, 2024, as compared to $19,721,057 at December 31, 2023.

As of September 30, 2024, our company had total current liabilities of $83,566,518 as compared to $33,125,741 at December 31, 2023. Total current liabilities at September 30, 2024 consisted of: accounts payable and accrued expenses of $64,170,241 as compared to $23,182,305 at December 31, 2023; rents received in advance of $6,354,952 at September 30, 2024, as compared to $4,404,216 at December 31, 2023; short-term business loans of $3,922,103 at September 30, 2024, as compared to $1,115,120 at December 31, 2023; loans payable of $6,472,183 at September 30, 2024, as compared to $1,654,589 at December 31, 2023; indirect lease cost of $300,000 at September 30, 2024, as compared to $486,390 at December 31, 2023; operating lease liability of $2,347,039 at September 30, 2024, as compared to $1,982,281 at December 31, 2023; and development incentive advances of $0 at September 30, 2024 as compared to $300,840 at December 31, 2023.

As of September 30, 2024, our company had a working capital deficit of $80,836,636 as compared to a deficit of $13,404,684 at December 31, 2023.

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

Our company is still in the relatively early stages of development, the resources needed for the management and operation of our portfolio of hotels is relatively similar to larger, long-standing and well-capitalized companies, such as Marriot, Hyatt, and Hilton. To operate our existing portfolio of hotels and continue our expansion of our portfolio of hotels in major cities will require substantial capital resources and will require us to utilize our cash flows, and will likely require us to engage in equity or debt transactions to fund required expenditures if we choose to continue expansion at our historic or an accelerated pace.

The operation of many of our properties involves unionized labor. Unionized labor provides us with skilled employees that are trained, vetted by their unions, and subject to the performance and conduct codes established by their unions. It also provides us with formal channels to resolve various labor issues. At the same time, with respect to properties utilizing unionized labor, we are subject to labor agreements and requirements applicable to companies of our size and capital profile, including requirements that require us to post deposits or bonds with respect to three-month union employee wages for each such hotel. The funding of these deposits and bonds require substantial capital. Many of the obligations due to the landlords, unions, utility providers and sales and other taxes have been accrued for by prior management but were not paid. The current management is working with the unions and other creditors to arrive at payment terms over time.

Inflation

Historically, inflation has not had a material effect on our results of operations. However, significant increases in inflation, particularly those related to wages and increases in interest rates could have an adverse impact on our business, financial condition and results of operations.

Proposed Joint Venture

We have entered into a non-binding letter of intent with Lockwood Development Partners LLC, a company engaged in real estate development, management, and finance, and The Bright Hospitality Management, LLC, a hospitality management company and provider of technology-based hotel management platforms, proposing to establish a joint venture (“JV”) focused on hotel services and operations. If consummated, we believe that this strategic initiative would provide our company with the opportunity to broaden market impact and deliver an elevated guest experience. If consummated, the joint venture would initially focus on two LuxUrban properties, with the parties to consider expansion of the relationship to include additional LuxUrban hotels based on success of the pilot initiative. The collaboration would leverage Lockwood’s established presence in hotel development and Bright’s innovative hospitality technology to create a unique guest experience and optimize operational efficiencies. It is proposed that in connection with the pilot JV, Lockwood would initially invest approximately $7 million to address certain obligations in arrears with respect to, and enhance facilities in, the two JV pilot hotels, with potential additional investments of up to $35 million if all existing LuxUrban hotels are later added to the JV structure. The JV would focus on rejuvenating the initial two JV properties, incorporating advanced technologies and amenities designed to improve operational performance and guest satisfaction using Bright’s platform. This platform features AI-driven management tools designed to enhance guest satisfaction and streamline hotel operations. The JV, if launched, will introduce Lockwood’s Vitality brand to the New York City market, enhancing customer engagement through a loyalty program and cohesive branding strategy. The nonbinding letter of intent contemplates that the definitive agreements will outline a pathway for expanding the JV to include additional LuxUrban properties, contingent upon achieving initial success and obtaining necessary consents and approvals, including the approval of our stockholders and noteholders of LuxUrban and the landlords for any additional properties.

The initial pilot JV will require approval of the landlords for the pilot hotels, approval of certain of LuxUrban’s debt holders (which has been obtained), and the negotiation and execution of by the parties of definitive agreements governing the JV. While the companies have undertaken to work closely together to secure all consents and approvals and finalize the definitive agreements, there can be no certainty that these will be obtained and executed. There are numerous risks and factors that could result in the terms of the JV being modified or not being consummated or commercially launched at all. We will disclose final terms of the definitive agreements if and when same are executed.

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

Financing Activities

Since formation we have funded our operations and growth through capital contributions and loans from affiliates of our company, third-party investor financings, and our initial public offering. At September 30, 2024, we had short-term business financing indebtedness of $3,922,103, short-term loans payable of $6,472,183, and long-term loans payable of $5,565,733. The proceeds from these financings have been or will be used to fund security deposits for our newly leased properties.

Financings

Cash generated from operations during the nine months ended September 30, 2024 was not sufficient to support cost of operations and servicing of the Company’s obligations. While the Company believes that the LuxUrban 2.0 efforts to eliminate poorly performing hotels and minimize other operating costs, while improving management and operating efficiencies, will allow the Company to operate hotels on a cash flow positive basis, the Company has material legacy liabilities and obligations and litigation exposures that will require it to secure additional capital resources in the relatively near term. There can be no assurance such capital resources, including equity or debt or strategic joint venture related financing or other financings will be available to the Company on commercially reasonable terms, or at all. Since inception, the Company has engaged in various financings, including during 2004 as described below.

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

During the nine months ended September 30, 2024 and year ended December of 2023, we amortized $1,038,375 and paid $1,350,000, respectively to Ferdinand under the terms of the Guarantee Trust agreement as part of his personal guarantees on the Wyndham agreements and related advances to our company thereunder. At December 31, 2023 and September 30, 2024, $1,023,750 and $341,250, respectively, of this payment was classified as prepaid. During the three and nine months ended September 30, 2024, $341,250 and $1,038,375, respectively, was expensed.

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

In August 2024, the Company issued in a private placement (the “August 2024 Note and Warrants Debt Offering”) 18% senior secured convertible notes (“August 2024 Notes”) and common stock purchase warrants (“August 2024 Warrants”). Mr. Blutinger purchased $100,000 of these securities, Mr. McNamee, a former director, purchased $100,000 of these securities, and Mr. James, purchased $20,000 of these securities.

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

Under the terms of the August 2024 Note and Warrants Debt Offering, certain equity investors and holders of promissory notes evidencing existing borrowed money obligations of the Company, including THA and the investor in our June 2024 private placement, were entitled to convert such equity and debt into the August 2024 Note and Warrant Debt offering. As a result of these conversions, the Company issued an additional aggregate of $4.8 million principal amount of August 2024 Notes and August 2024 Warrants.

The Noteholders extended the private placement (the “August 2024 Note and Warrants Debt Offering”) 18% senior secured convertible notes (“August 2024 Notes”) and common stock purchase warrants (“August 2024 Warrants”) raising gross proceeds of $1,500,000, after fees the Company netted approximately $1,350,000.

The August 2024 Notes bear interest at 18%, are secured by substantially all of the assets of the Company under the terms of a guarantee and security agreement dated as of August 13, 2024 (“Security Agreement”), and were sold to certain accredited investors in a private offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The principal of the Augst 2024 Notes shall be repaid in twenty-four (24) equal monthly installments commencing on August 13, 2025 and continuing on the same day of each month thereafter until the principal amount is paid in full, with all principal and interest due thereon to be paid on or prior to August 13, 2027, unless the Notes are previously converted into common stock or preferred stock as described below. The August 2024 Notes are senior debt of the Company, and subject to the terms and conditions of the Notes, the Company shall not issue any debt senior to the August 2024 Notes while any August 2024 Notes remain outstanding without the consent of a majority of the then outstanding principal amount of the Notes. The August 2024 Notes were convertible initially into that number of shares of common stock determined by dividing the principal amount of the Note purchased by the purchaser by 110% of the average VWAP of the common stock for the three consecutive trading days immediately following the date the Company filed its Quarterly Report on Form 10-Q for the six months ended June 30, 2024, not to exceed $0.15 (“Three-Day VWAP”). The Three-Day VWAP was set at $0.08404. As a result of opening the offering, and curing of any existing defaults under the August 2024 Notes, the conversion price of the August 2024 Notes were reset to $0.06;provided, that in the event the VWAP of the common stock for the three trading days immediately following the date of our pending reverse stock split is implemented (and thereafter the effectiveness of the registration statement to be filed to register the resale of the shares of common stock underlying the August 2024 Notes and August 2024 Warrants) is lower than the then-current split-adjusted conversion price, the conversion price shall be reset to such three-day VWAP; provided, that such exercise price (the “VWAP Adjusted Conversion Price”) shall not be less than $0.05 (as adjusted for the Reverse Stock Split). For example, if a 1-for-70 split is effected, the per-share conversion price shall not be adjusted to less than $3.50.

The August 2024 Warrants have a five-year term from the date of the initial closing of the Debt Placement and shall become exercisable commencing on the date of the earliest to occur of (a) shareholder approval of the Reverse Split (as defined below) and the Nasdaq Compliance Waiver (as defined below) and (b) the 91st day after the initial closing of the Debt Placement. The August 2024 Warrants initially entitled the purchaser to purchase up to that number of shares of common stock determined by dividing the principal amount of the Note purchased by the purchaser by 110% of the average VWAP of the common stock for the three consecutive trading days immediately following the date the Company filed its Quarterly Report on Form 10-Q for the six months ended June 30, 2024, not to exceed $0.15 (“Three-Day VWAP”). The Three-Day VWAP was set at $0.08404. As a result of opening the offering, and curing of any existing defaults under the August 2024 Notes, the exercise price of the warrants were reset at $0.06;provided, that in the event the VWAP of the common stock for the three trading days immediately following the date of our pending reverse stock split is implemented (and thereafter the effectiveness of the registration statement to be filed to register the resale of the shares of common stock underlying the August 2024 Notes and August 2024 Warrants) is lower than the then-current split-adjusted exercise price, the exercise price shall be reset to such three-day VWAP; provided, that such exercise price (the “VWAP Adjusted Exercise Price”) shall not be less than $0.05 (as adjusted for the Reverse Stock Split). For example, if a 1-for-70 split is effected, the per-share exercise price shall not be adjusted to less than $3.50.

Under the terms of the August 2024 Note and Warrant Debt Placement, the Company was obligated to file a proxy statement for purposes of calling a special meeting of the Company’s shareholders to seek approval of certain prescribed proposals. These proposals included an amendment to the Company’s certificate of incorporation to effect a reverse stock split (“Reverse Split”) of the Company’s outstanding common stock in the range of one share-for-30 shares to one share-for-70 shares. The specific split ratio was set at 1-for-70 by the board in November 2024. In connection with the Reverse Split, the number of authorized shares of the Company’s common stock will be maintained at 200,000,000 shares, preferred stock will be maintained at 20,000,0000 shares, and the shares authorized under the Company’s existing 2022 incentive plan will remain at 8,000,000 shares. The proposals also included approval of the transactions comprising the August 2024 Note and Warrant Debt Offering (“Nasdaq Compliance Waiver”) with respect to issuances or deemed issuances of common stock (including upon exercise of the Note Warrants or conversion of the Notes) in aggregate excess of 19.99% of the outstanding common stock at less than the Minimum Price (as defined in applicable Nasdaq regulations) as required to comply with Nasdaq regulations. The special meeting of stockholders was held on November 12, 2024 and all proposals were approved at the meeting. The reverse stock split will be effected on November 20, 2024.

Under the terms of the August 2024 Note and Warrant Debt Placement, as modified by the Modification Agreement,, promptly following the reverse stock split, the Company will use commercially reasonable efforts to file and have declared effective a resale registration statement under the Securities Act of 1933, as amended, covering the shares of common stock issuable up on conversation and exercise of the August 2024 Notes and August 2024 Warrants.

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

Cash Flows from Operating Activities

During the nine months ended September 30, 2024, we used $37,408,972 of cash in operating activities that was primarily related to a non-cash writeoff of bad debts of $7,848,083, a non-cash writeoff of channel retained security deposit of $1,500,000, a non-cash writeoff of security deposits of $4,343,290, non-cash stock director expense of $1,729,135, modification of warrants of $2,593900, non-cash lease expense of $5,150,849, increase in security deposits of $1,050,000, offset by non-cash amount of prepaid expenses of $2,237,165, prepaid guarantee trust of $682,500, and accounts payable and accrued expense of $24,297,608 and rents received in advance of $1,950,736.

During the nine months ended September 30, 2023, we used $4,200,924 of cash in operating activities that was primarily related to an increase in security deposits of $8,132,745 an increase in channel retained funds and receivables from OTAs of $5,863,561 and an increase in operating lease liabilities of $9,494,760 offset by net non-cash amount of lease expense of $13,752,266, stock compensation expense of $897,212, stock option expense of $372,387, changes in accounts payable and accrued expenses of $329,254, accrued income taxes of $2,015,200, and shares used for operating expense of $1,669,130.

Cash Flow from Investing Activities

During the nine months ended September 30, 2024, no cash used for investing activities versus cash generated of $2,692,396 during the nine months ended September 30, 2023 primarily from the proceeds from the sale of Treasury Bills.

Cash Flow from Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities of $36,854,992 included proceeds from short-term financing of $2,806,983, proceeds from public and private sales of common stock of $15,662,038, warrant exercises of $4,800,000, proceeds from loans payable of $8,577,560 and proceeds from development incentive advances of $3,000,500. During the nine months ended September 30, 2023, net cash used by financing activities was $4,608,575 included warrant exercises of $5,312,52 offset by net repayments of short-term business loans and debt totaling $703,927.

Third-Party Payment Processors

We utilize third-party payment processors to process guest transactions via credit card. Over 85% of our reservations are processed through credit card transactions in which we pay a processing fee. As noted in our financial statements, we maintain cash under “Processor retained funds” on our balance sheet as of September 30, 2024. These reserved funds are cash reserves held back by our processors to offset chargebacks and refunds due to guests. These reserves are intended to provide protection for both our guests and credit card processor with respect to cancellations and refunds. As part of our growth strategy, the large majority of our accommodation units are now rented on a nonrefundable basis, in order to minimize cancellation and refund exposures.

Advisory Shares

The tables below outline equity issuances not related to the conversion from an LLC to C Corp, the initial public offering the exercise of Options or Warrants, the conversion of debt into equity or the issuance of shares pursuant to revenue share agreements.

For the nine months ended September 30, 2024

Description	General Ledger Account	Date	Shares	Price	Value
Non-employee loan payment	Loan payable	1/25/2024	20,008	$4.57	$91,437
Non-employee commission expense	Commission Expense	1/25/2024	10,079	$4.57	$46,061
Non-employee investor relations expense	Investor Relations Expense	1/30/2024	59,784	$4.33	$258,865
Non-employee director compensation	Non-Cash Issuance of Common Stock for Director Compensation Expenses	2/8/2024	197,800	$2.92	$577,576
Employee Compensation	Non-Cash Issuance of Common Stock for Compensation Expenses	3/15/2024	25,000	$2.22	$55,500
Non-employee director compensation	Non-Cash Issuance of Common Stock for Director Compensation Expenses	5/3/2024	980,628	$0.84	$823,728
Non-employee commission expense	Commission Expense	5/9/2024	36,887	$0.71	$26,085
Non-employee investor relations expense	Investor Relations Expense	7/8/2024	600,000	$0.185	$111,000
Non-employee director Compensation	Non-Cash Issuance of Common Stock for Director Compensation Expense	9/16/2024	3,067,705	$0.072	$220,875
Employee Compensation	Non-Cash Issuance of Common Stock for Compensation Expenses	9/16/2024	1,485,504	$0.072	$106,956
Subtotal			6,483,395		$2,318,083

For the nine months ended September 30, 2023

Description	General Ledger Account	Date	Shares	Price	Value
Non-employee Board members pursuant to related comp. policy	Non-Cash Stock Compensation Expense	3/1/2023	166,665	$2.58	$429,996
In connection with certain property finders’ fee arrangements	Non-Cash Issuance of Common Stock for Operating Expenses	3/17/2023	136,887	$2.45	$335,373
In connection with a consulting agreement	Non-Cash Issuance of Common Stock for Operating Expenses	2/10/2023	196,994	$1.85	$364,439
In connection with a marketing agreement	Non-Cash Issuance of Common Stock for Operating Expenses	2/10/2023	100,000	$1.85	$185,000
Non-employee Board members pursuant to related comp policy	Non-Cash Stock Compensation Expenses	8/16/2023	91,525	$2.85	$260,846
In connection with certain property finders’ fee arrangements	Non-Cash Issuance of Common Stock for Operating Expenses	8/21/2023	45,833	$2.77	$126,957
Advisory and legal services	Non-Cash Issuance of Common Stock for Operating Expenses	8/21/2023	9,250	$2.85	$26,363
Acorn Management Partners in connection with advisory services	Non-Cash Issuance of Common Stock for Operating Expenses	8/28/2023	8,741	$2.89	$25,261
Elizabeth Brown in connection with her termination of employment	Non-Cash Issuance of Common Stock for Operating Expenses	8/28/2023	50,000	$3.11	$155,500
Subtotal			805,895		$1,909,735

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

Refunds are treated as a reduction of our net revenue and are taken in the period during which the cancelation or refund occurred. We have multiple refund policies in place across different sales channels, which vary by price. Some require a deposit at the time of booking, which would be forfeited in part or whole in the event of cancelation through varying periods of time prior to check-in. Some of our policies require full prepayment at time of booking (but allow for a full refund if booking is cancelled within required parameters). Some of our bookings are on nonrefundable basis, in which cancellations result in forfeiture of entire amount. In connection with some of our bookings, the third-party sales channel handles payments, cancelations, and the refunds to guests.

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

Payment received for the future use of a rental unit is recognized as a liability and reported as bookings received in advance on the balance sheets. Bookings received in advance are recognized as revenue after the rental unit is occupied by the customer for the agreed upon length of time. The bookings received in advance balance as of September 30, 2024 and December 31, 2023, was $6,354,952 and $4,404,216, respectively, and is expected to be recognized as revenue within a one-year period.

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

In January 2022, our company converted into a C corporation. As we have realized a net loss for the years ended December 31, 2023, and December 31, 2022, and the nine months ended September 30, 2024, we have not made a provision for income taxes in our financial statements for these periods.

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

Accounting Pronouncements

New Accounting Pronouncements — In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements. The Company did not adopt any new accounting pronouncements during the nine months ended September 30, 2024.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was ineffective as of September 30, 2024 as a result of the material weakness described above.

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

We currently employ approximately 372 employees across our operations and book thousands of guests annually in our properties. As of the date of this prospectus supplement, we have litigations and arbitrations with certain of our former officers involving claims by them for back pay and other compensation, in which we intend to raise available defenses and counterclaims. Other than these, we currently have no current material litigation involving our employees or guests. However, it is possible that we could be subject to litigation brought by employees or guests from time to time in the course of our operations. Such matters could include slip in fall cases, discrimination cases, building maintenance, insurance claims, employee claims, and others. In connection with the termination of former executive officers, we could be subject to litigation from time to time or elect to bring affirmative litigation if circumstances warrant.

As of September 30, 2024, we had accrued an aggregate of $19.2 million for all anticipated liabilities associated with our current litigation and regulatory actions. Management believes that the counterclaims the company has in connection with these actions could offset all or a portion of such anticipated liabilities, although there can be no assurance that any counterclaims will be successful. Assuming the most adverse outcomes, we expect aggregate liabilities from current litigations to comprise less than 2% of our anticipated revenues for 2024.

Item 1A - Risk Factors

As of September 30, 2024, there have been no material changes in our risk factors from those set forth under the heading “Part I, Item 1A. Risk Factors” in our Annual Report for the year ended December 31, 2023. Those risks include risks, among others, relating to our ability to continue as a going concern, litigation exposures faced by our Company, and the need to raise substantial additional capital, all of which remain material risks to our Company. The risks described in the Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Employment and Management Related Issuance Obligations

During the nine months ended September 30, 2024, we issued an aggregate of 6,463,387 shares on an unregistered basis comprised of 46,966 shares issued as commission on real estate lease transactions, 659,784 for services in lieu of cash payment, 4,246,133 issued to our independent board members under our independent director compensation policy, and 1,510,5040 shares as part of employee compensation.

We did not generate any cash proceeds from the sales of the above-described shares.

Private Placements

August 2024 Note and Warrant Debt Placement

In October 20204, the Noteholders extended the private placement (the “August 2024 Note and Warrants Debt Offering”) 18% senior secured convertible notes (“August 2024 Notes”) and common stock purchase warrants (“August 2024 Warrants”) raising in October and November 2024, gross proceeds of $1,500,000, after fees the Company netted approximately $1,350,000.

The August 2024 Notes bear interest at 18%, are secured by substantially all of the assets of the Company under the terms of a guarantee and security agreement dated as of August 13, 2024 (“Security Agreement”), and were sold to certain accredited investors in a private offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The principal of the Augst 2024 Notes shall be repaid in twenty-four (24) equal monthly installments commencing on August 13, 2025 and continuing on the same day of each month thereafter until the principal amount is paid in full, with all principal and interest due thereon to be paid on or prior to August 13, 2027, unless the Notes are previously converted into common stock or preferred stock as described below. The August 2024 Notes are senior debt of the Company, and subject to the terms and conditions of the Notes, the Company shall not issue any debt senior to the August 204 Notes while any August 2024 Notes remain outstanding without the consent of a majority of the then outstanding principal amount of the Notes. The August 2024 Notes were convertible initially into that number of shares of common stock determined by dividing the principal amount of the Note purchased by the purchaser by 110% of the average VWAP of the common stock for the three consecutive trading days immediately following the date the Company filed its Quarterly Report on Form 10-Q for the six months ended June 30, 2024, not to exceed $0.15 (“Three-Day VWAP”). The Three-Day VWAP was set at $0.08404. As a result of opening the offering, and curing of any existing defaults under the August 2024 Notes, the conversion price of the August 2024 Notes were reset to $0.06;provided, that in the event the VWAP of the common stock for the three trading days immediately following the date of our pending reverse stock split is implemented (and thereafter the effectiveness of the registration statement to be filed to register the resale of the shares of common stock underlying the August 2024 Notes and August 2024 Warrants) is lower than the then-current split-adjusted conversion price, the conversion price shall be reset to such three-day VWAP; provided, that such exercise price (the “VWAP Adjusted Conversion Price”) shall not be less than $0.05 (as adjusted for the Reverse Stock Split). For example, if a 1-for-70 split is effected, the per-share conversion price shall not be adjusted to less than $3.50.

The August 2024 Warrants have a five-year term from the date of the initial closing of the Debt Placement and shall become exercisable commencing on the date of the earliest to occur of (a) shareholder approval of the Reverse Split (as defined below) and the Nasdaq Compliance Waiver (as defined below) and (b) the 91st day after the initial closing of the Debt Placement. The August 2024 Warrants initially entitled the purchaser to purchase up to that number of shares of common stock determined by dividing the principal amount of the Note purchased by the purchaser by 110% of the average VWAP of the common stock for the three consecutive trading days immediately following the date the Company filed its Quarterly Report on Form 10-Q for the six months ended June 30, 2024, not to exceed $0.15 (“Three-Day VWAP”). The Three-Day VWAP was set at $0.08404. As a result of opening the offering, and curing of any existing defaults under the August 2024 Notes, the exercise price of the warrants were reset at $0.06;provided, that in the event the VWAP of the common stock for the three trading days immediately following the date of our pending reverse stock split is implemented (and thereafter the effectiveness of the registration statement to be filed to register the resale of the shares of common stock underlying the August 2024 Notes and August 2024 Warrants) is lower than the then-current split-adjusted exercise price, the exercise price shall be reset to such three-day VWAP; provided, that such exercise price (the “VWAP Adjusted Exercise Price”) shall not be less than $0.05 (as adjusted for the Reverse Stock Split). For example, if a 1-for-70 split is effected, the per-share exercise price shall not be adjusted to less than $3.50.

June 2024 Private Placement

On June 26, 2024, we entered into a securities purchase agreement (the “June 2024 Purchase Agreement”) with a private investment fund (the “June 2024 Purchaser”), pursuant to which the Company sold 8,000,000 shares of the Company’s common stock (the “Common Stock”) at a purchase price of $0.25 per share (the “Private Placement”). The Purchaser is an existing shareholder of the Company. The gross proceeds of the June 2024 Private Placement were $2.0 million, with placement agent fees of approximately $140,000, resulting in net proceeds to the Company of approximately $1,860,000. The June 2024 Purchase Agreement contained customary representations, warranties and covenants. The June 2024 Purchaser was afforded various rights in connection with the purchase, including but not limited to, certain anti-dilution rights, and the right to purchase up to an additional 8,000,000 shares at $0.25 per share (subject to downward price adjustments for certain issuance by the Company below $0.25) during the period commencing nine months after the closing and ending on the 18-month anniversary of the closing. The June 2024 Purchaser was granted customary registration rights. All of these securities were converted, and all rights terminated, in connection with the June 2024 Purchaser’s election to convert same into the August 2024 Notes and August 2024 Warrants as part of the August 2024 Note and Warrant Debt Placement.

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

Item 6 – Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-262114) filed with the SEC on January 12, 2022).
3.1.1	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
3.1.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2022).
3.1.3	Certificate of Amendment to the Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on July 8, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC July 9, 2024).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-262114) filed with the SEC on January 12, 2022).
3.3	Certificate of Conversion from LLC to “C” corporation (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-262114) filed with the SEC on January 12, 2022).
3.4	Certificate of Designations, Rights and Preferences for 13.00% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.6 of our Form 8-A filed with the SEC on October 26, 2023).
4.1	Description of Registrant’s Securities (incorporated by the reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 15, 2024).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on January 31, 2022).
4.3	Specimen Preferred Stock Certificate representing the shares of 13.00% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-A filed with the SEC on October 26, 2023).
4.4	Form of October 2021 Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
4.4.1	Addendum, dated December 28, 2021, to the THA Contingent Warrants (incorporated by reference to Exhibit 4.2.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
4.5	Form of November 2021 Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
4.5.1	Addendum to the EBOL Contingent Warrants, dated December 28, 2021 (incorporated by reference to Exhibit 4.3.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on April 15, 2022).
4.6	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on January 31, 2022).
4.7	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on January 31, 2022).
4.8	Form of May/June 2022 Note (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
4.9	Form of May/June 2022 Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
4.10	Form of 2022 Investor Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2022).

4.11	Representative’s Warrant, dated August 16, 2022 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2022).
4.12	Form of September 2022 Investor Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).
4.13	Form of September 2022 Investor Warrant, initial exercise date September 30, 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).
4.14	Form of November 2022 Investor Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2022).†
4.15	Form of Warrant issued pursuant to Exchange Agreement dated May 17, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC May 22, 2024).
4.16	Form of Underwriter’s Warrant, issued May 23, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC May 22, 2024).
4.17	Amended & Restated Promissory Note (THA Family II LLC), dated July 11, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC July 12, 2024).
4.18	Amended & Restated Promissory Note (Elana Fiore), dated July 11, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC July 12, 2024).
4.19	Underwriter’s Warrant, issued July 15, 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC July 12, 2024).
4.20	Underwriter’s Warrant, issued July 30, 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC July 29, 2024).
4.21	Form of Senior Secured Convertible Note issued pursuant to Securities Purchase Agreement dated as of August 13, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC August 14, 2024).
4.22	Form of Warrant issued pursuant to Securities Purchase Agreement dated as of August 13, 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC August 14, 2024).
10.1	2022 Performance Equity Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-262114) filed with the SEC on January 12, 2022).
10.2	Form of Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on January 31, 2022).
10.3	Amendment No. 1, dated June 30, 2022, between the Company and Greenle Partners LLC Series Alpha P.S., to Securities Purchase Agreement, dated May 27, 2022, between the Company and Evergreen Capital Partners LLC (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
10.4	Securities Purchase Agreement, dated June 30, 2022, between the Company and Greenle Partners LLC Series Alpha P.S. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
10.5	Form of Security and Guaranty Agreement, dated as of September 30, 2022, between the Company and Greenle Partners LLC Series Alpha P.S. (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
10.6	Amended and Restated Registration Rights Agreement, dated as of June 30, 2022, between the Company and Greenle Partners LLC Series Alpha P.S. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A (File No. 333-262114) filed with the SEC on July 11, 2022).
10.7	Form of September 2022 Investor Purchase Agreement, dated as of September 30, 2022, between the Company and Greenle Partners LLC Series Alpha P.S. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).

10.8	Amended and Restated Security and Guaranty Agreement, dated as of September 30, 2022, between the Company and Greenle Partners LLC Series Alpha P.S. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).
10.9	Amended and Restated Registration Rights Agreement, dated as of September 30, 2022, between the Company and Greenle Partners LLC Series Alpha P.S. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2022).
10.10	Addendum, dated as of September 30, 2022, to September 30, 2022 Investor Purchase Agreement between the Company and Greenle Partners LLC Series Alpha P.S. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K/A filed with the SEC on October 20, 2022).
10.11	Form of Hotel Management Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2022).
10.12	Loan Agreement, dated November 23, 2022, between the Company, Greenle Partners LLC Series Alpha P.S. and Greenle Partners LLC Series Beta P.S. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2022).†
10.13	Revenue Share Agreement, dated November 23, 2022, between the Company and Greenle Partners LLC Series Alpha P.S. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2022).†
10.14	Transition Services Agreement, dated November 29, 2022, between the Company and David Gurfein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022).
10.15	Note Extension and Conversion Agreement, dated December 20, 2022, between the Company, Greenle Partners LLC Series Alpha P.S., and Greenle Partners LLC Series Beta P.S. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2022).
10.16	Revenue Share Agreement, dated February 13, 2023, between the Company, Greenle Partners LLC Series Alpha P.S., and Greenle Partners LLC Series Beta P.S. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).†
10.17	February 2023 Letter Agreement, dated February 17, 2023, between the Company and Greenle Partners LLC Series Beta P.S. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2023).
10.18	Amendment No. 1 to the Amended and Restated Security and Guaranty Agreement, dated as of February 17, 2023, between the Company, certain subsidiaries of the Company, and Greenle Partners LLC Series Alpha P.S. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2023).
10.19	Revenue Share Exchange Agreement, dated May 21, 2023, between the Company, Greenle Partners LLC Series Alpha P.S., and Greenle Partners LLC Series Beta P.S. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2023).
10.20	June 2023 Letter Agreement, dated June 19, 2023, between the Company, Greenle Partners LLC Series Alpha P.S., and Greenle Partners LLC Series Beta P.S. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2023).
10.21	Registration Rights Amendment and Warrant Letter Agreement, dated August 31, 2023, between the Company, Greenle Partners LLC Series Alpha P.S., and Greenle Partners LLC Series Beta P.S. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2023).

10.22	November 2023 Letter Agreement dated November 6, 2023, between the Company, Greenle Partners LLC Series Alpha P.S., and Greenle Partners LLC Series Beta P.S. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report for the Nine Months Ended September 30, 2023 filed with the SEC on November 8, 2023).
10.23	December 2023 Letter Agreement, dated December 17, 2023, between the Company, Greenle Partners LLC Series Alpha P.S., and Greenle Partners LLC Series Beta P.S. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2023).
10.24	Second December 2023 Letter Agreement, dated December 27, 2023, between the Company, Greenle Partners LLC Series Alpha P.S., and Greenle Partners LLC Series Beta P.S. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2023).
10.25	April 2024 Letter Agreement, dated April 12, 2024, between the Company, Greenle Partners LLC Series Alpha P.S., and Greenle Partners LLC Series Beta P.S. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2024).
10.26	Reservation Termination Modification, dated April 12, 2024 to the April 2024 Letter Agreement, between the Company, Greenle Partners LLC Series Alpha P.S., and Greenle Partners LLC Series Beta P.S. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC May 22, 2024).
10.27	Consulting Agreement, dated April 22, 2024, between the Company and Brian Ferdinand (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2024).
10.28	Amendment, dated June 7, 2024, to the Consulting Agreement between the Company and Brian Ferdinand, dated April 22, 2024 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2024).
10.29	Nonexecutive Chairman Agreement, dated April 22, 2024, between the Company and Elan Blutinger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC April 23, 2024).
10.30	Exchange Agreement, dated May 17, 2024, between the Company and Brian Ferdinand (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2024).
10.31	Employment Agreement, effective June 4, 2024, between the Company and Robert Arigo, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2024).
10.32	Employment Agreement, dated June 10, 2024, between the Company and Michael James, (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2024)
10.33	Exchange Agreement, dated June 26, 2024, between the Company, THA Holdings LLC, THA Family II LLC, SuperLuxMia LLC, and Brian Ferdinand (incorporated by reference to Exhibit 10.2 to the Mr. Ferdinand’s Schedule 13D/A filed with the SEC on June 28, 2024).
10.34	Securities Purchase Agreement, dated June 26, 2024, between the Company and Goudy Park Capital, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC June 28, 2024).
10.35	Form of Securities Purchase Agreement, dated August 13, 2024, between the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC August 14, 2024).
10.35.1	Form of Securities Purchase Agreement for October/November 2024 Extension of August 2024 Note and Warrant Debt Offering (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC October 21, 2024).
10.36	Form of Guaranty and Security Agreement, dated August 13, 2024, between the Company, certain subsidiaries of the Company, the Collateral Agent and Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC August 14, 2024).
10.37	Form of Modification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC October 21, 2024).
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2024).

31.1	Certificate of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
31.2	Certificate of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32.1	Certificate of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
32.2	Certificate of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
Exhibit 101.INS	Inline XBRL Instance Document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed herewith.
†	Certain of the exhibits and schedules to this agreement have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUXURBAN HOTELS INC.

Dated: November 19, 2024	By:	/s/ Michael James
Michael James
Chief Financial Officer
(Principal Financial Officer)